Form 10-K
period 2009-07-31
CTM MEDIA HOLDINGS, INC.
filed 2009-10-29
CIK 1463833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2009, or

☐ Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934.

Commission File Number: 000-53718

CTM MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4831346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Largo Drive South, Stamford, CT 06907
(Address of principal executive offices, zip code)

(203) 323-5161
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Class A common stock, par value $0.01 per share
Class B common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

As of October 20, 2009, the registrant had outstanding 1,285,818 shares of Class A common stock, 6,923,450 shares of Class B common stock, and 1,090,775 shares of Class C common stock. No shares of stock were held in treasury by CTM Media Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

The Information Statement relating to the registrant’s Written Consent in Lieu of an Annual Meeting of Stockholders, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

CTM Media Holdings, Inc.

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Holdings,” “we,” “us,” and “our” refer to CTM Media Holdings, Inc., a Delaware corporation and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ended July 31, 2009).

Item 1. Business.

OVERVIEW
CTM Media Holdings, Inc., a Delaware corporation, is a holding company consisting of the following principal businesses:

•	CTM Media Group, our brochure distribution company and other advertising-based product initiatives focused on small to medium sized businesses;

•	Our majority interest in Idea and Design Works, LLC, which is a comic book and graphic novel publisher that creates and licenses intellectual property; and

•	The WMET-AM radio station in the Washington, D.C. metropolitan area.

Our business consists of the following segments: CTM and IDW. The results of operations of WMET do not comprise a separate segment and are reported under the heading “Other.” Each of our businesses is described in more detail below.

Financial information by segment is presented below under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

Our main offices are located at 11 Largo Drive South, Stamford, Connecticut 06907. The telephone number at our headquarters is (203) 323-5161 and our website is www.ctmholdings.com.

We will make available free of charge through the investor relations page of our website (http://ir.ctmholdings.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We have adopted a code of business conduct and ethics for all of our employees, including our chief executive officer and chief financial officer. Copies of the code of business conduct and ethics are available on our website.

Our website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

KEY EVENTS IN OUR HISTORY
We were incorporated in the State of Delaware in May 2009.

On September 14, 2009, IDT Corporation, which we refer to as IDT, our former parent corporation, completed a tax-free spinoff (the “Spin-Off”) of us through a pro rata distribution of our common stock to its stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every three shares of IDT’s common stock held on the record date; (ii) one share of our Class B common stock for every three shares of IDT’s Class B common stock held on the record date; (iii) one share of our Class C common stock for every three shares of the IDT’s Class A common stock held on the record date; and (iv) cash in lieu of a fractional share of all classes of our common stock.

CTM
CTM Media Group, Inc., which we refer to as CTM, develops and distributes print and mobile-based advertising and information in targeted tourist markets. Advertisers include entertainment venues, tourist attractions, and cultural sites as well as their related service providers including dining, lodging, and transport services. CTM leverages its regional network of more than 11,000 proprietary brochure display stations to distribute over 135 million printed brochures and cards per year to tourists, and to drive mobile and Internet traffic to its online tourist information services.

CTM is headquartered at 11 Largo Drive South, Stamford, Connecticut. CTM has 165 employees, 14 of whom are part-time and 151 of whom are full-time, including management, sales, distribution, graphic designers, and corporate support. CTM has 16 field offices and over 30 distribution facilities within its territory. CTM’s strategically located display stations are managed by a dedicated organization utilizing over 30 warehouses, branded delivery vans, and a uniformed distribution and delivery team.

CTM was an independent brochure distribution company until it was purchased by IDT in June 2000. At that time, CTM’s primary business centered on the distribution of brochures promoting Broadway shows within the greater New York City metropolitan area. Additional territories included Boston and other locations in New England, Toronto, Ottawa, Philadelphia, Southeast Florida, and Detroit.

Since its acquisition by IDT, CTM has grown both geographically and by developing related lines of business. Geographic growth has been driven both by organic expansion to new territories and through selective purchases of regional businesses.

CTM’s client base includes over 3,000 advertisers in 30 states and provinces in the United States (including Puerto Rico) and Canada. Its distribution territory in the United States includes the Northeast, Mid-Atlantic, and Midwestern states. CTM is a brochure distribution market leader in each of the following greater metro areas: New York City, Boston, Toronto, Ottawa, Miami, Ft. Lauderdale, Philadelphia, Chicago, St. Louis, Kansas City, Minneapolis/St. Paul, Detroit and Cleveland.

CTM’s client base is diverse. No single advertiser contributes a significant portion of CTM revenues. However, CTM is the leading distributor of Broadway show brochures and derives approximately 10% to 15% of its revenues from Broadway and its affiliated advertising agencies.

Throughout its operating region, CTM operates five integrated and complimentary business lines: Brochure Distribution, Design & Print, Publishing, RightCardTM, and Digital Distribution.

Brochure Distribution
CTM distributes client brochures through its network of more than 11,000 strategically located display stations. Brochure distribution is CTM’s largest line of business generating roughly 90% of CTM’s revenues in fiscal 2009.

CTM’s extensive distribution and display station network is the key value driver and differentiator in this line of business. The large quantity and diversity of its display station locations allows CTM to segment its visitor audience and tailor targeted marketing programs for its clients. Locations are typically hosted within facilities serving the travel, tourism and entertainment industry, including: hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM also contracts with public transportation authorities and high volume retail chains to host a small percentage of its brochure display stations.

CTM has developed strong relationships with its display station hosts and its regional client advertisers. These relationships constitute a significant barrier to entry that CTM believes discourages competition within metropolitan markets.

In fiscal 2009, CTM remained the largest travel and tourism brochure display company in the Eastern and Midwestern United States, and the second largest nationally. Privately held Certified Folder Display is the national market leader with over 23,000 display station locations, primarily in the Western United States. Certified’s key metropolitan areas include San Francisco, Seattle, Los Angeles, Phoenix and Las Vegas. An estimated 20 to 30 other distribution companies competing from smaller regional bases comprise the remainder of the brochure distribution and display industry.

Design & Print
CTM leverages its in-house design team and large print volumes to provide clients with cost-effective custom design and print services. Design & Print services contributed approximately 8% of CTM’s revenues in fiscal 2009.

Publishing
CTM publishes maps with integrated display advertising and identified tourist locations. Current maps cover key metropolitan areas within CTM’s territory including Boston/New England, Chicago, Kansas City, Minneapolis/St. Paul, New York City, Philadelphia, Southeast Florida, St. Louis, and Toronto. Publishing accounted for approximately 1% of CTM revenues in fiscal 2009.

RightCardTM
CTM designs and prints RightCardsTM – pocket-sized cards in a consistent format distributed through a network of specialized display stations in high-traffic areas. The RightCardTM content format includes a discount or value offer, map and contact information in both print and online. RightCardsTM are distributed at approximately 600 locations. The RightCardTM program contributed approximately 1% of CTM’s revenues in fiscal 2009.

Digital Distribution
CTM’s digital distribution business helps CTM clients effectively target and reach tourists who use mobile devices and/or the Internet. In 2008, CTM launched its “City in the Pocket” series with mobile New York (www.cipnyc.mobi). Subsequently, CTM introduced comparable mobile sites for Philadelphia, Chicago, Boston, Florida and Toronto. Additionally, in fiscal 2009, CTM began to run a text alert program in eight markets offering tourists the ability to subscribe to and receive text alerts of offers and news from local attractions and venues. The text alert program resulted in over 50,000 text messages to the subscribers every month.

CTM’s telephone number at its headquarters is (203) 323-9345 and its website is www.ctmmediagroup.com.

IDW
Idea and Design Works, LLC, which we refer to as IDW, is an independent comic book publisher pre-eminent in the horror and action genres, boasting such high-profile titles as 30 Days of Night, Angel, Doctor Who, G.I. Joe, Locke and Key, Star Trek and The Transformers.

In 1999, four entertainment executives and artists established IDW as a creative-service company providing artwork and graphic design to entertainment companies. In 2001, IDW formed its publishing division, IDW Publishing, which initially focused on producing a small number of high-quality publications and has since grown into a fully staffed publishing company. In June 2007, a subsidiary of IDT purchased a 53% interest in IDW. Founders of IDW, including Ted Adams, its current CEO, retained the remaining ownership interests in IDW.

IDW has established itself as a significant player in the comic book and graphic novel marketplace. IDW has been named Publisher of the Year in 2003, 2004, 2005, 2007 and 2008 by Diamond Comic Distributors, Inc. In 2007, Hasbro named IDW as their “Transformers Licensee of the Year – Publishing” and the nationally televised Spike Awards named 30 Days of Night as the “Best Comic Book.” In 2008, IDW won an Eisner Award for its series “The Complete Terry and the Pirates.” In 2007 and 2008, IDW was the only comic publisher named by Global License as one on the “Top Global Licensees.”

IDW’s comic book and trade paperback publications are distributed through two channels: (i) to comic book specialty stores on a non-returnable basis (the “direct market”), and (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the “mass market”). In addition, IDW provides clients with custom comic books and artwork/graphic design services (“creative services”). In fiscal 2007, 2008 and 2009, the direct market accounted for 56%, 50% and 50%, respectively, of IDW’s revenues, while the mass market accounted for 29%, 34% and 38%, respectively, and creative services accounted for 10%, 11% and 6%, respectively. IDW has other less significant sources of revenues. IDW’s primary customer is Diamond Comic Distributors, Inc. (“Diamond”), an unaffiliated entity that handles the vast majority of all comic publishers’ direct market distribution. Diamond purchases IDW’s publications and subsequently sells them to both the direct and non-direct markets. Retail stores are also indirect IDW customers.

IDW’s business cycle is driven by its publishing schedule and movie release dates (of movies for which IDW publishes comic books and graphic novels) which are set by third party studios.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements this year, and IDW’s publications are currently available for purchase via mobile phones, primarily iPhones/iPod Touch. IDW titles are also available direct-to-desktop via several websites and are expected to be available on Sony’s PSP and PSP Go by the end of calendar 2009.

IDW faces significant competition from other publishers such as Marvel Comics, DC Comics and Dark Horse Comics, many of which are substantially larger than IDW and have much greater resources than IDW.

In fiscal 2009, IDW generated revenues of $12.6 million and operating loss of $0.1 million, which included the impact of a goodwill impairment of $1.8 million related to IDT’s acquisition of IDW. In fiscal 2008, IDW generated revenues of $9.9 million and operating income of $0.5 million.

IDW currently employs 22 full-time employees and three part-time employees.

IDW’s telephone number at its headquarters is (858) 270-1315 and its website is www.idwpublishing.com.

WMET
We own and operate WMET 1160 AM, a radio station in the Washington, D.C. metropolitan area, which we refer to as WMET. In July, 2002, IDT purchased Beltway Acquisition Corporation, the entity holding WMET’s Federal Communications Commission (“FCC”) broadcast license for a Class B AM station in Gaithersburg, Maryland. The station broadcasts at 50 kilowatt power daytime and 1.5 kilowatt after sunset  serving the Washington, D.C. metropolitan area, the nation’s ninth-largest radio market, including the corridor from Baltimore, Maryland to Richmond, Virginia. WMET is a reseller of radio broadcast time to outside parties.

In addition to broadcasting in the Washington, D.C. metropolitan area, WMET’s radio signal is simultaneously broadcast via Web-streaming technology. WMET’s customers, who buy airtime, provide a balance of entertainment and information programming, including Spanish and Ethiopian programming. WMET offers studio personnel providing technical support which it feels is a competitive advantage over its competitors.

In the format as a primary reseller of radio broadcast to outside parties, WMET earns revenues through the rental of airtime slots as well as the sale of advertising. In fiscal 2009, WMET generated revenues of $1.2 million and operating loss of $1.9 million. Included in the operating loss in fiscal 2009 was goodwill impairment of $1.1 million related to IDT’s acquisition of WMET. In fiscal 2008, WMET generated revenues of $1.2 million and operating loss of $4.6 million, which included a $3.5 million impairment of fixed assets.

The types of properties required to support WMET include an office, studios and a tower and antenna site. The tower and antenna site is located in an area that provides maximum market coverage.

Pursuant to FCC rules and regulations, many AM radio stations, including WMET, are authorized to operate only at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation.

The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations, operating powers and other technical parameters of stations;

•	issues, renews, revokes, conditions and modifies station licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations.

The FCC has the power to impose penalties for violations of its rules or the Communications Act of 1934 ( the “Communications Act”), including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, non-renewal of licenses and the revocation of operating authority. The following is a brief summary of some provisions of the Communications Act and of specific FCC regulations and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of Federal regulation of radio stations, you should refer to the Communications Act, FCC rules and public notices, and the rulings of the FCC and applicable courts.

FCC AM Radio Licenses
Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. WMET’s FCC license expires on October 1, 2011. We have no reason to believe that our license for WMET will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of that license would have a material adverse effect on our radio business.

Pursuant to FCC rules and regulations, many AM radio stations, including WMET, are authorized to operate only at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation.

WMET currently is licensed to serve Gaithersburg, Maryland as a Class B AM station on 1160 MHz with 50 kW of effective radiated power during the daytime hours and 1.5 kW during the nighttime hours.

Transfers or Assignment of AM Radio License
The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:

•	compliance with the various rules limiting common ownership of media properties in a given market;

•	the character of the licensee and those persons holding attributable interests in the licensee; and

•	compliance with the Communications Act’s limitations on foreign ownership as well as compliance with other FCC regulations and policies.

If we determine that it is in our best interest to sell the WMET license to a third party, we will need to obtain the prior consent of the FCC before consummating such sale.

From time to time we may evaluate the corporate entities and structure that controls WMET and may determine that is in our best interest to reorganize that structure. If we determine it is in our best interest to modify that ownership structure, we will need to obtain prior FCC approval of a pro forma transfer control of the license if there is a less than 50% change in the ownership interest.

WMET currently employs six full time employees and between three and six part-time employees.

WMET’s telephone number at its headquarters is (202) 969-9884 and its website is www.wmet1160.com.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

We are a former subsidiary of IDT. As a result of the Spin-Off, on September 14, 2009, we became an independent public company. In the Spin-Off, each of IDT’s stockholders received (i) one share of our Class A common stock for every three shares of IDT’s common stock held on the record date, (ii) one share of our Class B common stock for every three shares of IDT’s Class B common stock held on the record date, (iii) one share of our Class C common stock for every three shares of IDT’s Class A common stock held on the record date, and (iv) cash in lieu of a fractional share of all classes of our common stock.

The unaudited pro forma consolidated financial statements following consist of an unaudited pro forma consolidated balance sheet as of July 31, 2009 and unaudited pro forma consolidated statement of operations for the fiscal year ended July 31, 2009. The unaudited pro forma consolidated financial statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements for the fiscal years ended July 31, 2009 and 2008 and the notes thereto, all of which are included elsewhere in this Annual Report. Our unaudited pro forma consolidated financial statements were prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our pro forma financial position and results of operations for these periods.

The pro forma consolidated balance sheet adjustments assume that the Spin-Off occurred as of July 31, 2009. The pro forma adjustments to the consolidated statement of operations for the year ended July 31, 2009 assume that the Spin-Off occurred as of August 1, 2008.

The unaudited pro forma consolidated financial statements assume that all services provided by IDT to us will be provided for compensation to IDT in amounts similar to those previously charged via inter-company billings by IDT to us. Accordingly, the unaudited pro forma consolidated financial statements assume that the Master Services Agreement, dated September 14, 2009 between us and IDT, pursuant to which IDT provides to us, among other things, certain administrative and other services, is structured in such a manner that will not result in a significantly different impact on our results of operations as compared to periods preceding the Spin-Off.

In addition, pursuant to the Master Services Agreement, IDT will provide certain additional services to us, on an interim basis, as a separate publicly-traded company. Such services include assistance with our periodic reports required to be filed with the SEC as well as maintaining our minutes, books and records of meetings of the Board of Directors, Audit Committee and Compensation Committee, as well as assistance with our corporate governance. The cost of these additional services are not included in our historical results of operations or in the pro forma adjustments, as they were not applicable for periods that we were not a separate public company. We do not believe the costs that will be incurred for these services will be material.

The following unaudited pro forma consolidated financial statements reflect IDT’s transfer to us of all of its assets and liabilities related to us, the contribution of $2 million in cash by IDT in September 2009, the conversion of our debt to IDT into a capital contribution, and the distribution by IDT to its stockholders of approximately 1.3 million shares of our Class A common stock, approximately 5.1 million shares of our Class B common stock and approximately 1.1 million shares of our Class C common stock. The number of shares of our Class A common stock, Class B common stock and Class C common stock is based on the actual number of shares that were distributed by IDT on September 14, 2009.

The unaudited pro forma consolidated balance sheet and statement of operations included in this Annual Report have been derived from our audited consolidated financial statements included elsewhere in this Annual Report and do not purport to represent what our financial position or results of operations actually would have been had the Spin-Off occurred on the date indicated, or to project our financial performance for any future period.

CTM MEDIA HOLDINGS, INC.
PROFORMA CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2009
(in thousands)
(unaudited)

	Historical	Pro Forma adjustments		Pro Forma
Assets
Current assets:
Cash and cash equivalents	$6,480	$2,000	(A)	$8,480
Short term investment	1,024			1,024
Trade accounts receivable, net	3,908			3,908
Inventory	1,405			1,405
Prepaid expenses	983			983
Total current assets	13,800			15,800
Property and equipment, net	4,243			4,243
Licenses and other intangibles, net	587			587
Other assets	159			159
Total assets	$18,789			$20,789

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,024			$1,024
Accrued expenses	2,050			2,050
Deferred revenue	1,731			1,731
Due to IDT Corporation	24,921	(24,921)	(B)	—
Capital lease obligations—current portion	222			222
Other current liabilities	563			563
Total current liabilities	30,511			5,590
Capital lease obligations—long-term portion	529			529
Total liabilities	31,040			6,119

minority interests	1,967			1,967

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—			—
Class A common stock, $.01 par value; authorized shares—35,000; pro forma 1,286 shares issued and outstanding	—	13	(C)	13
Class B common stock, $.01 par value; authorized shares—65,000; pro forma 5,138 shares issued and outstanding	—	51	(C)	51
Class C common stock, $.01 par value; authorized shares—15,000; pro forma 1,091 shares issued and outstanding	—	11	(C)	11
Additional paid-in capital	33,141	26,846	(A, B, C)	59,987
Accumulated other comprehensive income	124			124
Accumulated deficit	(47,483)			(47,483)
Total stockholders’ equity	(14,218)			12,703
Total liabilities and stockholders’ equity	$18,789			$20,789

CTM MEDIA HOLDINGS, INC.
PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JULY 31, 2009
(in thousands, except per share data)
(unaudited)

	Historical	Pro Forma Adjustments		Pro Forma

Revenues	$33,683			$33,683
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	14,640			14,640
Selling, general and administrative	15,707			15,707
Depreciation and amortization	1,438			1,438
Bad debt	1,003			1,003
Impairment and severance charges	33,335			33,335
Total costs and expenses	66,123			66,123

Loss from operations	(32,440)			(32,440)
Interest expense, net	(53)			(53)
Other income, net	8			8

Loss before minority interests and income taxes	(32,485)			(32,485)
Minority interests	(1,230)			(1,230)
Provision for income taxes	(145)		(D)	(145)
Net loss	$(33,860)			$(33,860)

Loss per share:
Basic and diluted			(E)	(4.51)
Weighted average number of shares used in calculating basic and diluted loss per share				7,514

CTM MEDIA HOLDINGS, INC.
NOTES AND MANAGEMENT’S ASSUMPTIONS
TO THE PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a description of the pro forma adjustments to the consolidated financial statements:

(A)	Reflected as if IDT made the $2 million contribution of cash on July 31, 2009.

(B)	Reflected as if the amounts due from us to IDT were converted into a capital contribution on July 31, 2009.

(C)	Reflected as if the 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock were issued on July 31, 2009.

(D)
The Company’s financial statements include provisions for federal, state and foreign income taxes on a separate tax return basis for all periods presented. Accordingly, no provision for income taxes is provided as a pro forma adjustment.

(E)
Earnings per share is calculated as if 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock were issued and outstanding for all of fiscal 2009.

Item 1A. Risk Factors.

RISK FACTORS
Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document, particularly the discussions about competition. The trading price of our common stock could decline due to any of these risks. Note that references to “our”, “us”, “we”, etc. used in each risk factor below refers to the business about which such risk factor is provided.

Risks Related to CTM

General economic downturns and other factors could negatively impact the tourism industry and reduce CTM’s revenues.
CTM’s brochure distribution business is closely linked to the travel and tourism industry. Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. CTM’s sales and revenues would be significantly reduced as a result of a decline in travel as its business targets the tourist and travelers in the locations its brochures are displayed. Reductions in tourism could also result in reduced tourism revenues for attractions, reducing the resources available to attractions to purchase CTM’s services. In the current recession of the global economy, discretionary spending levels have already dropped significantly.

Without limitation, some events that tend to reduce travel and, therefore, could reduce CTM’s sales and revenues include:

•	price escalation in the airline industry or other travel-related industries;

•	airline or other travel related strikes;

•	pandemics or other widespread health risks;

•	regional hostilities and terrorism;

•	unusual extended periods of bad weather;

•	fuel price escalation;

•	reduction of capacity by travel suppliers;

•	labor force stoppages that impact the Broadway theater industry;

•	increased occurrence of travel-related accidents; and

•	economic downturns and recessions.

If any of the foregoing factors results in a downturn in the tourism and travel industry, there could be a material adverse effect on CTM’s business, prospects and financial condition.

Declines or disruptions in the travel and tourism industry, such as those caused by terrorist attacks or general economic slowdowns such as the current recession, could negatively affect CTM’s business.
CTM’s brochure distribution business relies on the health and growth of the travel and tourism industry. Travel is highly sensitive to traveler safety concerns, and thus has historically declined after acts of terrorism such as those on September 11, 2001. A terrorist attack or the perceived threat of one in New York City in particular (as a significant portion of CTM’s revenue is derived from the distribution of brochures related to Broadway shows – see “Trends and changes in the theater industry could adversely affect CTM’s revenues”) could significantly reduce tourism and theater attendance. These effects, depending on their scope and duration, could significantly reduce travel and tourism, which in turn could negatively impact the demand for CTM’s services.  Reductions in travel and tourism could negatively impact CTM’s business, and if continuing, could have a material adverse affect on its business, prospects, and financial condition.

If CTM’s access to hotels and other locations for its display stations on the current terms were to be limited, it could negatively impact its results of operations.
CTM’s brochure distribution business relies on access to hotels and other locations for the placement of its display stations as a service or convenience for the customers of those businesses and other users of those facilities. If the owners or operators of those facilities were to restrict or substantially reduce such access, CTM’s brochure distribution business, revenues and results of operations could be materially and adversely affected.

Trends and changes in the theater industry could adversely affect CTM’s revenues.
A significant portion of CTM’s revenue (approximately 10% to 15%) is derived from its distribution of brochures related to Broadway shows. If Broadway theater attendance declines, the demand for CTM’s services to the theater industry could soften, adversely affecting its revenues. Further, economic downturns negatively affect the entertainment industry generally and attendance at Broadway shows in particular. Moreover, new shows may not open. Accordingly, economic downturns, whether currently or in the future, could adversely impact CTM’s business from the theater industry which could have an adverse effect on its business, prospects and financial condition.

Any labor disputes that cause Broadway shows to close could adversely affect CTM’s revenues.
As a significant portion of CTM’s revenue is derived from its distribution of brochures related to Broadway shows, any strikes that cause the “lights to go off” on Broadway could adversely affect CTM’s revenues.

Rapid technological changes and reliance on the Internet may decrease the attractiveness of CTM’s services to customers.
In order to remain competitive in the brochure industry, CTM must continue to enhance its services. If CTM fails to continually improve its services, it could lag behind competitors or it could become obsolete due to its customers’ and the public’s reliance on technology and the Internet. In particular, the increasing popularity and availability of access content and the Internet through wireless devices may reduce the appeal of advertising through brochure displays.

CTM may need to develop technology or modify its services accordingly to retain its customers and grow its customer base. Such development and modifications may require CTM to incur substantial costs and expenses to respond. Such costs and expenses may have a material adverse effect on CTM’s business, financial condition and results of operations. It is possible that CTM may not be able to adapt as Internet technologies and customer demands continue to evolve. To be successful, CTM must adapt to its rapidly changing market by continually enhancing the technologies used in its Internet products and services, and by introducing new technology to address the changing needs of its business and consumers. If CTM is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or business and consumer customer requirements, its business, prospects and financial condition and results of operations could be materially adversely affected.

Seasonal factors affect CTM’s operating results.
Seasonality of revenues will cause CTM’s revenues to fluctuate. Travel is usually slow during non-summer months and during the non-holiday season, and customers are less likely to pay for distribution of brochures during such periods. Accordingly, CTM needs adequate liquidity to finance its operations during off-seasons. Although in the past CTM has consistently had sufficient cash reserves to fund its operations year-round, there can be no assurance that it will have sufficient funds from operations or external sources to fund its operations during slower periods.

Risks Related to IDW

IDW depends on a single distributor for its publications and such dependence subjects IDW to the risk that such distributor may be unable to perform its obligations to IDW.
Diamond Comic Distributors, Inc. or Diamond, which handles the vast majority of all comic publishers’ direct market distribution, distributes all of IDW’s products for both the direct and non-direct markets. Should Diamond fail to perform under its distribution agreement or if it were to experience financial difficulties that would hinder its performance, although the non-direct market may have other distributors that could fill Diamond’s role, distribution to the direct market would be significantly impaired in the short term and IDW’s ability to distribute and receive proceeds from its publications would be impaired.

IDW depends on the internal controls of its distributor for its financial reporting and revenues.
Because of Diamond’s role as distributor of IDW’s publications, IDW depends on Diamond to implement internal controls over financial reporting and to provide IDW with information related to those internal controls. Diamond’s internal controls might not be sufficient to allow IDW to meet its internal control obligations, to allow IDW’s management to properly assess those controls or to allow IDW’s independent registered public accounting firm to attest to IDW’s management’s assessment. Diamond might fail to cure any internal control deficiencies related to the publications that it distributes. IDW may be unable to effectively create compensating controls to detect and prevent errors or irregularities in Diamond’s accounting to IDW and others. Errors in properly tracking publication sales could also negatively impact IDW’s revenues.

IDW’s publications might be more expensive to make than anticipated.
Expenses associated with producing IDW’s publications could increase beyond anticipated amounts because of, among other things, an escalation in compensation rates of talent working on the publications, and unexpected increase in the number of personnel required to work on publications, creative problems, or an increase in printing costs.

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on IDW’s operations.
IDW is dependent on the continued services of key executives such as its CEO, Ted Adams; its Executive Vice-President, Robbie Robbins; and certain creative employees. IDW currently has employment contracts with its CEO and Executive Vice-President, but does not have employment agreements with any other officers or employees. The departure of key personnel without adequate replacement could severely disrupt IDW’s business operations. Additionally, IDW needs qualified managers and skilled employees with industry experience to operate its businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for IDW to attract and retain qualified employees. If IDW is unable to attract and retain qualified individuals or its costs to do so increase significantly, its operations would be materially adversely affected.

IDW may not be able to respond to changing consumer preferences and its sales may decline.
IDW operates in highly competitive markets that are subject to rapid change, including changes in customer preferences. There are substantial uncertainties associated with IDW’s efforts to develop successful publications and products for its customers. New fads, trends, and shifts in popular culture could affect the type of creative media consumers will purchase. IDW has no professionally gathered demographic data, but anecdotal evidence and management experience indicate that the majority of IDW’s readers are males between the ages of 18 and 35. Content in which IDW has invested significant resources may fail to respond to consumer demand at the time it is published. IDW regularly makes significant investments in new products that may not be profitable, or whose profitability may be significantly lower than IDW has experienced historically. A loss in sales due to the foregoing could have a material adverse effect on IDW’s business, prospects, and financial condition.

Significant returns of IDW publications sold to mass market book stores may have a material impact on IDW’s cash flow.
Through its exclusive distribution arrangement with Diamond, IDW sells its publications to mass market books stores (such as Borders and Barnes & Noble) on a fully returnable basis. As a result, these stores can return publications to Diamond for credit, which in turn is charged back to IDW. There is no time limit on the stores’ right to return publications distributed to them. In addition to IDW being charged back the wholesale cost of the publications, IDW also incurs a return processing fee by Diamond. Such returns and fees are credited against IDW’s current sales revenue from Diamond reducing IDW’s current cash flow. Product returns are a normal part of book publishing and IDW estimates and records a reserve for such returns based on its return history and current trends that are expected to continue. A significant over estimation of demand for a publication by the mass market book stores, however, could result in a large volume of returns significantly reducing IDW’s operating capital. Further, the general downturn in the economy may also result in significant returns as book stores reduce their outstanding debts to improve their own cash flow.

IDW’s publications may be less successful than anticipated.
IDW cannot predict the commercial success of any of its publications because the revenue derived from the distribution of a publication depends primarily upon its acceptance by the public, which cannot be accurately predicted. The commercial success of a publication also depends upon the public’s acceptance of competing publications, critical reviews, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized distribution of publications, general economic conditions, and other tangible and intangible factors, none of which can be predicted with certainty. The commercial failure of just one of IDW’s publications could have a material adverse effect on IDW’s results of operations in both the year of release and in the future.

If IDW fails to maintain strong relationships with its licensors, authors, illustrators and other creative talent, as well as to develop relationships with new licensors and creative talent, its business could be adversely affected.
IDW’s business is highly dependent on maintaining strong relationships with the entertainment companies that license their entertainment properties to IDW, and with authors, illustrators and other creative talent who produce the products that are sold to IDW’s customers. Any weakening of these relationships, or the failure to develop successful new relationships, could have an adverse impact on IDW’s business and financial performance. IDW has an exclusive relationship with only one artist. IDW therefore depends on freelance artists who choose how to spend their time and utilize their talents. It is important for IDW to maintain strong relationships with those freelance artists so they devote their time and talent to IDW’s projects.

A decrease in the level of media exposure or popularity of IDW’s licensed characters could adversely affect its financial results.
If the movies or television programs that IDW licenses are not successful, or if the characters that IDW licenses lose some of their popularity, IDW’s ability to sell publications based on such characters will decline.

IDW cannot control certain publication delays and cancellations which could adversely affect IDW’s sales and its ability to meet delivery obligations.
IDW does not control the decision to proceed with the production of publications based on characters that it licenses from others, and it does not control the timing of the releases of those publications, which are subject to long and inflexible schedules. Disruptions, delays or cancellations to those schedules could cause IDW to incur additional costs, miss an anticipated publication date, endure long periods without publishing a publication or all of the above, and could hurt IDW’s associated licensing programs and business, generally.

IDW might be disadvantaged by changes or disruptions in the way publications are distributed.
The manner in which consumers access content has undergone rapid and dramatic changes. IDW cannot assure that new distribution channels, such as digital distribution, will be as profitable for its industry as are today’s channels or that it will successfully exploit any new channels. IDW can also not assure that current distribution channels will maintain their profitability. In addition, publications are distributed internationally and are subject to risks inherent in international trade including war and acts of terrorism, instability of foreign governments or economies, fluctuating foreign exchange rates and changes in laws and policies affecting the trade of publications.

IDW might lose potential sales because of piracy of publications.
With technological advances, the piracy of publications has increased. Unauthorized and pirated copies of IDW’s publications will reduce the revenue generated by those publications. If consumers can obtain illegal copies of IDW’s publications and media, IDW’s revenues will decline. IDW may not be able to identify or enforce violations of its intellectual property rights and even if legal remedies are available, they could be costly and drain its financial resources. Accordingly, illegal copying of IDW’s content could negatively affect its revenues.

IDW’s dependence on printers outside the United States subjects it to the risks of international business.
IDW’s publications are printed in South Korea and occasionally in Canada on an as-needed basis. International manufacturing is subject to a number of risks, including extreme fluctuations and volatility in currency exchange rates, transportation delays and interruptions, political and economic disruptions, the impositions of tariffs, import and export controls and changes in governmental policies. The impact of changes in currency rates has been especially heightened by current global economic conditions and significant devaluations of local currencies in comparison to the U.S. Dollar. Although to date, currency fluctuations have not adversely affected IDW’s costs, such fluctuations could adversely affect IDW in the future. Possible increases in costs and delays of, or interferences with, product deliveries could result in losses of revenues, reduced profitability and reductions in the goodwill of IDW’s customers. Additional factors that may adversely affect IDW’s printing activities outside of the United States include international political situations, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in foreign countries.

The competitive pressures IDW faces in its business could adversely affect its financial performance and growth prospects.
IDW is subject to significant competition, including from other publishers, many of which are substantially larger than IDW and have much greater resources than it, such as Marvel Comics, DC Comics and Dark Horse Comics. To the extent IDW cannot meet the challenges from existing or new competitors or develop new product offerings to meet customer preferences or needs, its revenues and profitability could be adversely affected.

Risk Factors Generally Relating to Us and Our Common Stock

There may be a limited trading market for shares of our common stock and stockholders may find it difficult to sell our shares.
Prior to the Spin-Off, there was no public trading market for shares of our common stock. Our Class A common stock and Class B common stock are quoted on the Pink OTC Markets. As a result, an investor may find it difficult to sell, or to obtain accurate quotations as to the price of, shares of our common stock. In addition, our common stock may be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions and high net worth individuals). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their shares in the secondary market.

Investors may suffer dilution.
We may engage in equity financing to fund our future operations and growth. If we raise additional funds by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our common stock.

General economic conditions may negatively impact our operations.
Economic downturns may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions in which we operate. Higher wages, related labor costs, printing costs, leasing costs, energy, insurance and fuel costs and the increasing cost trends in those markets may decrease our margins. Moreover, economic downturns present an additional challenge to IDW because a significant portion of IDW’s revenues are from sales through retail stores, which are more likely to close during economic downturns. In addition, decreases in travel and entertainment spending during economic downturns could impact our businesses, and thereby negatively impact our operations.

We have limited resources and could find it difficult to raise additional capital.
As a result of the Spin-Off, we are now independent of IDT. We have limited operating history as an independent company, and no current sources of financing. Any financing formerly provided to any of our businesses by IDT is no longer available. We may need to raise additional capital in order for stockholders to realize increased value on our securities. Given the current global economy, there can be no assurance that we would be able to obtain funding on commercially reasonable terms in a timely fashion. Failure to obtain additional funding, if necessary, could have a material adverse effect on our business, prospects, and financial condition.

We are controlled by our principal stockholder, which limits the ability of our other stockholders to affect the management of the Company.
Howard S. Jonas, our Chairman of the Board and founder has voting power over 2,545,577 shares of our common stock (which includes 497,237 shares of our Class A common stock, 957,565 shares of our Class B common stock and 1,090,775 shares of our Class C common stock which are convertible into shares of our Class A common stock on a 1-for-1 basis), representing approximately 76.2% of the combined voting power of our outstanding capital stock, as of October 12, 2009. Mr. Jonas is able to control matters requiring approval by our stockholders, including the approval of significant corporate matters, such as any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our Company is limited.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters are located in CTM’s headquarters at 11 Largo Drive South, Stamford, Connecticut in approximately 9,000 square feet of leased office space and 22,000 square feet of warehouse space.

We also lease office space in Silver Spring, Maryland, which houses WMET’s studio.

IDW leases 5,000 square feet (approximately 4,300 square feet of leased office space and approximately 700 square feet of warehouse space) in a stand alone building in San Diego, California under a 4-year lease expiring in February 2012.

Item 3. Legal Proceedings.
On January 30, 2009, IDW received a letter from a law firm representing George and Ginger Criswell and Green School Network, Inc. demanding $500,000 as a result of alleged infringement of intellectual property of the Criswells related to the Michael Recycle book published by IDW. In June 2009, the parties agreed to a settlement consisting of the following material terms: (a) upfront remuneration from IDW of $25,000; (b) a co-existence agreement and full release; (c) a book publication contract from IDW for Ms. Criswell’s Recycle Michael: I’ll Do My Part book; (d) IDW’s right of first refusal regarding the publication of a second Recycle Michael title by Ms. Criswell; and (e) a royalty of 1.5% of net sales arising from IDW’s publication of the book entitled Michael Recycle Meets Litterbug Doug.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of our management, none of the legal proceedings to which we are a party, whether discussed above or otherwise, will have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Class A common stock and Class B common stock are quoted on the Pink OTC Markets and trade under the symbols “CTMMA” and “CTMMB,” respectively.

On October 21, 2009, there were 55 holders of record of our Class A common stock and 118 holders of record of our Class B common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 27, 2009, the last sales price reported on the Pink OTC Markets for our Class A common stock was $0.60 per share and for our Class B common stock was $0.83 per share.

We were formed in May 2009 and have never paid cash dividends. We do not expect to pay any cash dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our Information Statement for our Written Consent in Lieu of an Annual Stockholders Meeting (the “Information Statement”), which we will file with the SEC within 120 days after July 31, 2009, and which is incorporated by reference herein.

Item 6. Selected Financial Data.
Smaller reporting companies are not required to provide the information required by this Item. In accordance with Item 10-(f)(2)(ii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million, calculated based on the actual share price on the date of the Spin-Off, which was September 14, 2009, and the aggregate number of shares distributed to non-affiliates. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Form 8-K and in the future, Form 10-Q.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

OVERVIEW
We are a former subsidiary of IDT. As a result of the Spin-Off, on September 14, 2009, we became an independent public company. While many of the costs of being a public company were already borne by our business units – either directly or by allocation of corporate overhead from IDT, we now need to incur additional costs for the infrastructure to perform the necessary accounting, internal control and reporting functions. We expect to incur incremental costs of $300,000-$500,000 for these functions. A significant portion of these functions will be provided by IDT pursuant to the Master Services Agreement, dated September 14, 2009, between us and IDT.

Our principal businesses consist of:

•	CTM Media Group, our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses;

•	Our majority interest in Idea and Design Works, LLC, which is a comic book and graphic novel publisher that creates and licenses intellectual property; and

•	The WMET-AM radio station in the Washington, D.C. metropolitan area.

Our operations face challenges, including those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. In particular, we face challenges:

•	related to the current state of the United States and global economies and its impact on travel and other discretionary spending;

•	from technological changes; and

•	from alternatives to our products and services.

We are developing plans and changes to our businesses to address each of these identified challenges.

The current economic situation, including reductions in compensation, increases in unemployment and the relatively low level of consumer confidence, has led to a decrease in travel and spending on entertainment, which has a negative impact on CTM’s  operations. While the segment of the travel industry that CTM targets is less impacted by the downturn, and certain consumers may look to more modest travel options, including car travel as opposed to air travel, which could increase the demand for the offerings of CTM’s customers, any negative impact on travel and entertainment spending could negatively impact CTM’s business.

In addition, we believe that several important customers of CTM, specifically, those in the theater industry and particularly those on Broadway, are currently experiencing financial challenges, and those challenges could become more severe, including possible bankruptcy, which could impact CTM’s collections and future revenues.

CTM has increased its monitoring of customers’ financial condition and is seeking to target those sectors of the market that it believes to be less impacted by the current economic situation.

IDW’s products are directly impacted to a lesser degree by the economic situation, but IDW is experiencing challenges to its distribution efforts as certain retail stores, which are an important outlet through which its products are sold, are experiencing pressure and some may close.

CTM and IDW both anticipate challenges to their businesses from new entrants, technological developments and developments of alternative products and are addressing these challenges by developing their own competitive offerings.

CTM sees a continuation of the trend away from print advertising. CTM is, therefore, seeking to maintain its market share by developing and marketing internet-based services to existing and other customers and to upgrade its offerings to compete with alternative providers. In addition, CTM has developed offerings for newer applications, such as text messaging to mobile phones.

IDW is also impacted by declines in the publishing industry. To counteract that decline, IDW is increasing its presence in the digital book area.

IDW's performance in recent quarters included sales of comic book and graphic novel products linked to successful movie properties. To replicate this performance, IDW needs to obtain access to other big name properties and/or sequels to the recent successful movies. Blockbuster movies are hard to predict and those from major developers often have their own outlets for comic book and graphic novel development. IDW will continue to seek out attractive opportunities, and will attempt to increase sales of other properties to maintain its overall revenue figures.

CTM
CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. CTM operates five integrated and complimentary business lines: Brochure Distribution, Design & Print, Publishing, RightCardTM, and Digital Distribution. CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2009, CTM serviced over 3,000 clients and maintained more than 11,000 display stations in over 30 states and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 59.0% of consolidated revenues in fiscal 2009 and 66.2% in fiscal 2008.

IDW
IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. IDW’s revenues represented 37.5% of consolidated revenues in fiscal 2009 and 30.2% in fiscal 2008.

WMET
WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area. WMET’s revenues represented 3.5% of consolidated revenues in fiscal 2009 and 3.6% in fiscal 2008.

REPORTABLE SEGMENTS

We have the following two reportable business segments: CTM and IDW. The results of operations of WMET do not comprise a separate reportable segment and are reported under the heading “Other.”

PRESENTATION OF FINANCIAL INFORMATION

Basis of presentation
The consolidated financial statements for the periods reflect our financial position, results of operations, changes in stockholders’ equity and cash flows as if the current structure existed for all periods presented. The financial statements have been prepared using the historical basis for the assets and liabilities and results of operations.

CRITICAL ACCOUNTING POLICIES
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and intangible assets with indefinite useful lives and valuation of long-lived assets including intangible assets with finite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts receivable for estimated losses, which result from the inability or unwillingness of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. In addition, we perform ongoing credit evaluations of our significant customers, but historically we have not required collateral to support trade accounts receivable from our customers. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balances. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowances accordingly, however actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill and Intangible Assets with Indefinite Useful Lives
In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Other intangible assets with definite lives are amortized over their estimated useful lives.

The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount (which is known as Step 1). If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. In fiscal 2009, we recorded aggregate goodwill impairment charges of $32.6 million, which reduced the carrying amount our goodwill to zero. We estimated the fair value of our reporting units using discounted cash flow methodologies, as well as considering third party market value indicators. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, required significant estimates and assumptions by management.

At July 31, 2009, the carrying value of our FCC licenses, which are deemed to have indefinite lives and are not amortized, was $0.5 million. We will have to continue to review our FCC licenses for impairment at least annually. Should our estimates or assumptions regarding the fair value of our FCC licenses prove to be incorrect, we may record additional impairment in future periods.

Valuation of Long-Lived Assets including Intangible Assets with Finite Useful Lives
We test the recoverability of our long-lived assets including identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

•	significant actual underperformance relative to expected performance or projected future operating results;
•	significant changes in the manner or use of the asset or the strategy of our overall business; and
•	significant adverse changes in the business climate in which we operate.

If we determine that the carrying value of certain long-lived assets may not be recoverable and may exceed its fair value based upon the existence of one or more of the above indicators, we will test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

RESULTS OF OPERATIONS
We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended July 31, 2009 Compared To Year Ended July 31, 2008
We recorded aggregate goodwill impairment charges of $32.6 million in fiscal 2009. At July 31, 2009, the carrying amount of our goodwill was reduced to zero as a result of these impairment charges. Our operating results for fiscal 2009, which included these significant goodwill impairment charges, are not necessarily indicative of the results that may be expected in the future. Goodwill impairment is not a cash expenditure therefore it did not impact our liquidity at July 31, 2009, nor will these charges impact our future liquidity.

Consolidated

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Revenues
CTM	$19.9	$21.6	$(1.7)	(7.9%)
IDW	12.6	9.8	2.8	28.1
Other	1.2	1.2	0.0	0.1
Total revenues	$33.7	$32.6	$1.1	3.2%

Revenues. The increase in consolidated revenues in fiscal 2009 compared to fiscal 2008 was primarily due to the increase in IDW revenues, partially offset by a decrease in CTM revenues. The increase in IDW revenues in fiscal 2009 compared to fiscal 2008 was as a result of an increase in titles sold. The decrease in CTM revenues was primarily due to the global economic slowdown and a decrease in advertising and customer spending and in some cases certain of our customers going out of business. Offsetting this decrease in CTM’s distribution revenues was an increase in printing revenues during the fiscal 2009.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Costs and expenses
Direct cost of revenues	$14.6	$12.5	$2.1	16.5%
Selling, general and administrative	15.7	18.3	(2.6)	(13.7)
Depreciation and amortization	1.4	2.1	(0.7)	(30.8)
Bad debt expense	1.0	0.5	0.5	112.5
Impairment and severance charges	33.4	3.7	29.7	nm
Total costs and expenses	$66.1	$37.1	$29.0	78.3%

nm—not meaningful

Direct Cost of Revenues. The increase in direct cost of revenues in fiscal 2009 compared to fiscal 2008 reflects the increases in IDW’s and CTM’s direct cost of revenues. The increase in IDW’s direct cost of revenues in fiscal 2009 compared to fiscal 2008 was a result of the increase in revenues. The increase in CTM’s direct cost of revenues was the result of a shift in costs as a result of the decrease in distribution revenues and an increase in printing revenues. Printing revenues are a lower margin business compared to our higher margin distribution business. However, we maintain the printing business as a method to solidify our relationship with our customers by providing this requested service.

Overall gross margin decreased from 61.5% in fiscal 2008 to 56.5% in fiscal 2009 due to a decrease in CTM’s gross margin, which was primarily due to the mix of products as a result of an increase in lower margin printing revenues.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in fiscal 2009 compared to fiscal 2008 was due to a decrease in the selling, general and administrative expenses of CTM. CTM’s selling, general and administrative expenses decreased in fiscal 2009 compared to fiscal 2008 due primarily to the exit from certain unprofitable lines of businesses, consisting of Traffic Pull and Local Pull, our Internet search position enhancement ventures, and Click2Talk, our Web-based communications product. The exit from these lines of business was a process that commenced in the fourth quarter of fiscal 2008 and is mostly completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Total selling, general and administrative expenses for these exited businesses was $1.1 million and $3.5 million in fiscal 2009 and fiscal 2008, respectively. As a percentage of total revenues, selling, general and administrative expenses decreased from 55.8% in fiscal 2008 to 46.6% in fiscal 2009 as selling, general and administrative expenses decreased while revenues increased.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of our Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.

Bad Debt Expense. The increase in bad debt expense in fiscal 2009 compared to fiscal 2008 was due primarily to an increase in bad debt expense of CTM as a result of several of its customers going out of business.

Impairment and Severance Charges. We recorded aggregate goodwill impairment charges of $32.6 million in fiscal 2009. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, and (3) significant revisions to internal forecasts. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of CTM, IDW and WMET exceeded their estimated fair value, therefore we performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, we recorded goodwill impairment of $29.7 million in CTM, $1.8 million in IDW, and $1.1 million in WMET, which reduced the carrying amount of the goodwill in each of these reporting units to zero. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions.

The primary drivers in our assumptions that resulted in the goodwill impairment in fiscal 2009 were (1) lower than expected revenues since our prior annual goodwill impairment test conducted as of May 1, 2008 that caused us to reduce our revenue and cash flow projections at December 31, 2008, the date of our interim impairment test, (2) an increase in the discount rates used at December 31, 2008 compared to May 1, 2008, (3) reductions in the terminal value growth rates used at December 31, 2008 compared to May 1, 2008, and (4) no expectation of an economic recovery in our cash flow projections. The primary drivers behind our changed expectations for future results, cash flows and liquidity were (1) the global economic slowdown, (2) lower than expected revenue including a decrease in customer spending, (3) certain of our customers experiencing financial challenges including bankruptcy, and (4) specifically related to CTM, new lines of business that did not perform as expected and were discontinued beginning in the fourth quarter of fiscal 2008. All of these factors contributed to the reduction in the revenue and cash flow projections at December 31, 2008 compared to May 1, 2008.

Impairment and severance charges in fiscal 2008 included mainly impairment charges of $3.5 million related to WMET’s property and equipment.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Loss from operations	$(32.5)	$(4.5)	$(28.0)	nm
Interest income, net	—	0.1	(0.1)	(191.9)%
Other expense, net	—	(0.1)	0.1	(108.0)
Minority interests	(1.2)	(0.4)	(1.0)	nm
Provision for income taxes	(0.2)	(0.4)	0.3	—
Net loss	$(33.9)	$(5.3)	$(28.7)	nm

nm—not meaningful

Minority Interests. Minority interests arise from the 47% interest held by the minority owners of IDW.

Income Taxes. Provision for income taxes in fiscal 2009 decreased compared to fiscal 2008 primarily due to decreases in our state and local income tax expense. Our foreign income tax expense was substantially the same in fiscal 2009 and fiscal 2008. We had no federal income tax expense or benefit in either fiscal 2009 or fiscal 2008. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States.

We and IDT entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, IDT indemnified us from all liability for taxes of ours and our subsidiaries for periods ending on or before September 14, 2009, and we indemnified IDT from all liability for taxes of our and our subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, IDT shall have the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. We shall have the right to participate jointly in any proceeding that may affect our tax liability unless IDT has indemnified us. Finally, we and our subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for the account of IDT.

CTM

(in millions)			Change
Year July 31,	2009	2008	$	%
Revenues	$19.9	$21.6	$(1.7)	(7.9)%
Direct cost of revenues	7.5	7.0	0.5	7.0
Selling, general and administrative	11.0	13.7	(2.7)	(19.7)
Depreciation and amortization	0.8	0.7	0.1	10.3
Bad debt expense	0.7	0.3	0.4	154.9
Impairment and severance charges	30.3	0.2	30.1	nm
Loss from operations	$(30.4)	$(0.3)	$(30.1)	nm

nm—not meaningful

Revenues. The decrease in CTM’s revenues in fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in distribution revenues attributable to the global economic slowdown and a decrease in advertising and customer spending and in some cases certain customers going out of business. We experienced these declines in the majority of the states that we operate in while certain states such as Connecticut and New York remained flat. Offsetting this decrease in distribution revenues was an increase in printing revenues in fiscal 2009. We are beginning to see positive signs of a gradual recovery in our business such that we expect our fiscal 2010 revenues to be slightly higher than our fiscal 2009 revenues.

Direct Cost of Revenues. Direct cost of revenues consist primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses, and print and design expenses. The increase in direct cost of revenues in fiscal 2009 compared to fiscal 2008 reflects a shift in costs as a result of the decrease in distribution revenues and an increase in printing revenues. Printing revenues are a lower margin business compared to our higher margin distribution business. However, we maintain the printing business as a method to solidify our relationship with our customers by providing this requested service.

CTM’s aggregate gross margin decreased in fiscal 2009 to 62.2% from 67.5% in fiscal 2008. The decrease was primarily due to the mix of products as a result of an increase in lower margin printing revenues.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs and insurance. Selling, general and administrative expenses decreased in fiscal 2009 compared to fiscal 2008 primarily due to the exit from certain unprofitable lines of businesses, consisting of Traffic Pull, Local Pull and Click2Talk. The exit from these lines of business was a process that commenced in the fourth quarter of fiscal 2008 and is mostly completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Total selling, general and administrative expenses for these exited businesses was $1.1 million and $3.5 million in fiscal 2009 and fiscal 2008, respectively. As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses decreased in fiscal 2009 to 55.5% from 63.3% in fiscal 2008, as selling, general and administrative expenses decreased at a faster rate than revenues.

Impairment and severance charges. In the second quarter of fiscal 2009, certain events and circumstances indicated that the fair value of CTM, which is one of our reporting units, may be below its carrying value. We measured the fair value of CTM by discounting its estimated future cash flows using an appropriate discount rate. CTM’s carrying value including goodwill exceeded its estimated fair value, therefore additional steps were performed to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, CTM recorded goodwill impairment of $29.7 million, which reduced the carrying amount of its goodwill to zero.

IDW

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Revenues	$12.6	$9.9	$2.7	28.1%
Direct cost of revenues	7.1	5.5	1.6	28.5
Selling, general and administrative	3.6	3.2	0.4	11.4
Depreciation and amortization	0.2	0.7	(0.5)	nm
Impairment and severance charges	1.8	—	1.8	nm
Loss (income) from operations	$(0.1)	$0.5	$(0.6)	nm

nm—not meaningful

Revenues. The increase in IDW’s revenues in fiscal 2009 compared to fiscal 2008 was due to new editorial hires, which have resulted in more and better products and an increase in the number of titles we are releasing on a weekly and monthly basis, and the success of our Presidential Material comic books, particularly a volume featuring Barack Obama, and our licensed comics, particularly books based on Angel, Star Trek, and Transformers. In addition, the fourth quarter of fiscal 2009 was particularly strong due to the numerous Spring and Summer comic book movie releases such as Transformers: Revenge of the Fallen, Star Trek (2009), Terminator Salvation, and G.I. Joe: The Rise of Cobra. We do not expect IDW’s fiscal 2010 revenues to be as strong as that experienced in fiscal 2009.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements this year, and IDW’s publications are currently available for purchase via mobile phones, primarily iPhones/iPod Touch. IDW titles are also available direct-to-desktop via several websites and are expected to be available on Sony’s PSP and PSP Go by the end of calendar 2009.

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses and costs of artist and writers. The increase in direct cost of revenues in fiscal 2009 compared to fiscal 2008 reflects the increase in revenues.

IDW’s aggregate gross margin decreased slightly in fiscal 2009 to 43.6% from 43.7% in fiscal 2008. The decrease in fiscal 2009 was primarily due to the mix of products.

Selling, General and Administrative. Selling, general and administrative expenses increased in fiscal 2009 compared to fiscal 2008 primarily due to expense increases relating to the increase in titles sold and the increase in the number of employees, as well as moving to new facilities to accommodate the growth which carries higher costs. In addition, in fiscal 2009, IDW increased its attendance at comic book conventions to drive market share and in late fiscal 2009, IDW added a Chief Operating Officer, and implemented a more structured bonus plan as compared to fiscal 2008, all of which resulted in an increase in selling, general and administrative expense. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses decreased in fiscal 2009 to 28.1% from 32.2% in fiscal 2008, as revenues increased at a faster rate than selling, general and administrative expenses.

Impairment and severance charges. In the second quarter of fiscal 2009, certain events and circumstances indicated that the fair value of IDW, which is one of our reporting units, may be below its carrying value. We measured the fair value of IDW by discounting its estimated future cash flows using an appropriate discount rate. IDW’s carrying value including goodwill exceeded its estimated fair value, therefore additional steps were performed to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, IDW recorded goodwill impairment of $1.8 million, which reduced the carrying amount of its goodwill to zero.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT.

(in millions)	Year ended July 31,
	2009	2008
Cash flows provided by (used in):
Operating activities	$1.1	$(0.2)
Investing activities	(1.7)	(1.0)
Financing activities	1.5	1.1
Increase (decrease) in cash and cash equivalents	$0.9	$(0.1)

Operating Activities
Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. In the fourth quarter of fiscal 2008, we commenced to exit from certain unprofitable lines of businesses of CTM, consisting of Traffic Pull, Local Pull and Click2Talk. The exit from these lines of business is mostly completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Cash used in operating activities from these exited businesses was approximately $0.9 million and $4.1 million in fiscal 2009 and fiscal 2008, respectively.

Investing Activities
Our capital expenditures were $0.7 million in fiscal 2009 and $0.9 million in fiscal 2008. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2010 will be approximately $0.3 million. In previous periods, CTM upgraded its fleet of trucks and brochure distribution display stations as well as moved to a new location, which resulted in reduced capital expenditures in fiscal 2009 and the anticipated additional reduction in fiscal 2010. We expect to fund our capital expenditures with our cash, cash equivalents and short term investment on hand and the $2.0 million of cash that we received from IDT in September 2009.

In fiscal 2009, IDW invested $1.0 million in a short-term certificate of deposit.

Financing Activities
During all periods presented, IDT, our parent company, provided us with the required liquidity to fund our working capital requirement and investments for some of our businesses. We used any excess cash provided by our operations to repay IDT. In fiscal 2009 and in fiscal 2008, IDT provided cash to us of $2.0 million and $1.8 million, respectively. At July 31, 2009, the amount due to IDT was $24.9 million. In September 2009, the amount due to IDT of $27.5 million was converted into a capital contribution.

We distributed cash of $0.3 million in fiscal 2009 and $0.5 million in fiscal 2008 to the minority shareholders of IDW.

We repaid capital lease obligations of $0.2 million in fiscal 2009 and $0.1 million in fiscal 2008.

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Gross trade accounts receivable decreased to $4.6 million at July 31, 2009 compared to $4.7 million at July 31, 2008. The decrease in fiscal 2009 is due to higher collections in IDW. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 14.7% at July 31, 2009 compared to 2.9% at July 31, 2008. The main reason for the increase in the allowance for doubtful accounts is due to changes in WMET’s allowance as result of new management re-evaluating the adequacy of WMET’s allowance.

Other Sources and Uses of Resources
We intend to, where appropriate, make strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. Historically, such acquisitions have not exceeded $0.5 million, with the average acquisition being less than $0.1 million. If we were to pursue an acquisition in excess of $0.5 million we would likely need to secure financing arrangements. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT. The conversion of our balance due to IDT into a capital contribution in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect our operations in the next twelve months and the balance of cash, cash equivalents and short term investment that we held as of July 31, 2009, as well as the $2.0 million cash contribution from IDT that we received in September 2009 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances as well as cash flows from our operations will be sufficient to meet our long term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK
Revenues from our international operations represented 7.4% and 9.3% of our consolidated revenues for fiscal 2009 and fiscal 2008, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar, primarily Canadian dollars and recently in Euros, although our revenues in Euros are not significant at this time. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which postponed the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). Nonrecurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities initially measured at fair value for exit or disposal activities. We adopted SFAS 157 for nonrecurring nonfinancial assets and nonfinancial liabilities on August 1, 2009, which did not have a material impact on our financial position, results of operations or cash flows. We will apply the provisions of SFAS 157 to nonrecurring nonfinancial assets and nonfinancial liabilities at such time as a fair value measurement is required, which may result in a fair value that is materially different than would have been measured prior to the adoption of SFAS 157.

On August 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. We will change the classification and presentation of noncontrolling interests in our financial statements, which is referred to as minority interests in the accompanying consolidated financial statements, for the quarter ending October 31, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS 141(R) with regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We are required to apply SFAS 141(R) and FSP 141(R)-1 to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changed many aspects of previous accounting requirements for business combinations. As such, if we enter into any business combinations, a transaction may significantly impact our financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under previous U.S. GAAP.

On August 1, 2009, we adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP 142-3 had no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. FSP 107-1 became effective for our financial statements beginning on May 1, 2009. We will include the disclosures required by FSP 107-1 in our consolidated financial statements for the quarter ending October 31, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish principles and requirements for subsequent events, in particular: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, our management evaluated events or transactions that occurred after July 31, 2009 through October 26, 2009 for potential recognition or disclosure in the financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. SFAS 166 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”), (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. We are required to adopt SFAS 166 on August 1, 2010. We are currently evaluating the impact of SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends FIN 46(R), Consolidation of Variable Interest Entities, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). SFAS 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. We are required to adopt SFAS 167 on August 1, 2010. We do not expect the adoption of SFAS 166 to have an impact on our consolidated financial statements as we do not currently have any VIEs.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification organizes and simplifies U.S. GAAP literature by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure. The Codification is not intended change or alter existing U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, all references to U.S. GAAP in our financial statements for the quarter ending October 31, 2009 will follow the Codification. We do not expect SFAS 168 to have any impact on our financial position, results of operations or cash flows.

Item 7A. Quantative and Qualitative Disclosures about Market Risks.
Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and supplementary data of the Company and the report of the independent registered public accounting firm thereon are set forth starting on page F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of our executive officers and directors along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers
Howard S. Jonas - Chairman of the Board
Marc E. Knoller - Chief Executive Officer and President
Leslie B. Rozner - Chief Financial Officer, Treasurer and Corporate Secretary

Management Directors
Howard S. Jonas
Marc E. Knoller

Independent Directors
Jan Buchsbaum - Management Associate at New York Life Insurance Company.

Perry Davis - Partner at Perry Davis Associates, Inc. (“PDA”), an international consulting firm providing management and development assistance to non-profit organizations. Mr. Davis is a founder of PDA and has been its President since 1986.

Dr. Elion Krok - Founder, President and Director of Natron, Inc. Natron, Inc. markets and sells consumer household products, including Wipease®.

The remaining information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2009, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our website (http://ir.ctmholdings.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the SEC. We have adopted a code of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer. A copy of the code of business conduct and ethics is available on our website.

Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2009, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2009, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2009, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2009, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statements Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
2.1*	Separation and Distribution Agreement, dated September 14, 2009.

3.1*	Second Restated Certificate of Incorporation of the Registrant.

3.2(1)	By-laws of the Registrant.

10.1(1)	2009 Stock Option and Incentive Plan of CTM Media Holdings, Inc.#

10.2*	Master Service Agreement, dated September 14, 2009.

10.3*	Tax Separation Agreement, dated September 14, 2009.

14.1*	Code of Business Ethics and Conduct, adopted on August 18, 2009.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Zwick & Steinberger P.L.L.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

# Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 10-12G/A filed August 10, 2009.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CTM MEDIA HOLDINGS, INC.

By:	/s/ Marc E. Knoller
Marc E. Knoller Chief Executive Officer

Date:    October 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board and Director	October 29, 2009

/s/ Marc E. Knoller Marc E. Knoller	Chief Executive Officer, President and Director (Principal Executive Officer)	October 29, 2009

/s/ Leslie B. Rozner Leslie B. Rozner	Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	October 29, 2009

/s/ Jan Buchsbaum Jan Buchsbaum	Director	October 29, 2009

/s/ Perry Davis Perry Davis	Director	October 29, 2009

/s/ Elion Krok Dr. Elion Krok	Director	October 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of CTM Media Holdings, Inc,

We have audited the accompanying consolidated balance sheets of CTM Media Holdings, Inc. as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTM Media Holdings, Inc. at July 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

/s/ Zwick & Steinberger, P.L.L.C.

Zwick & Steinberger, P.L.L.C.
Southfield, Michigan

October 26, 2009

CTM MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,480	$5,590
Short term investment	1,024	—
Trade accounts receivable, net	3,908	4,563
Inventory	1,405	806
Prepaid expenses	983	805
TOTAL CURRENT ASSETS	13,800	11,764
Property and equipment, net	4,243	4,594
Goodwill	—	32,643
Licenses and other intangibles, net	587	825
Other assets	159	184
TOTAL ASSETS	$18,789	$50,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,024	$1,374
Accrued expenses	2,050	1,530
Deferred revenue	1,731	2,118
Due to IDT Corporation	24,921	22,924
Capital lease obligations—current portion	222	156
Other current liabilities	563	646
TOTAL CURRENT LIABILITIES	30,511	28,748
Capital lease obligations—long-term portion	529	476
TOTAL LIABILITIES	31,040	29,224
Minority interests	1,967	1,077
Commitments and contingencies		—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; no shares issued	—	—
Class B common stock, $.01 par value; authorized shares—65,000; no shares issued	—	—
Class C common stock, $.01 par value; authorized shares—15,000; no shares issued	—	—
Additional paid-in capital	33,141	33,144
Accumulated other comprehensive income	124	188
Accumulated deficit	(47,483)	(13,623)
TOTAL STOCKHOLDERS’ EQUITY	(14,218)	19,709
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,789	$50,010

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands)	2009	2008
REVENUES	$33,683	$32,626
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	14,640	12,566
Selling, general and administrative	15,707	18,277
Depreciation and amortization	1,438	2,078
Bad debt	1,003	472
Impairment and severance charges	33,335	3,683
TOTAL COSTS AND EXPENSES	66,123	37,076
Loss from operations	(32,440)	(4,450)
Interest (expense) income, net	(53)	57
Other income (expense), net	8	(99)
Loss before minority interests and income taxes	(32,485)	(4,492)
Minority interests	(1,230)	(378)
Provision for income taxes	(145)	(457)
NET LOSS	$(33,860)	$(5,327)

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders’ Equity

BALANCE AT JULY 31, 2007	$33,077	$99	$(8,296)	$24,880
Stock based compensation	67	—	—	67
Foreign currency translation adjustment	—	89	—	89
Net loss for the year ended July 31, 2008	—	(5,327)	(5,327)	(5,327)

Comprehensive loss		$(5,238)
BALANCE AT JULY 31, 2008	33,144	188	(13,623)	19,709
Stock based compensation	(3)	—	—	(3)
Foreign currency translation adjustment	—	(64)	—	(64)
Net loss for the year ended July 31, 2009	—	(33,860)	(33,860)	(33,860)

Comprehensive loss		$(33,924)
BALANCE AT JULY 31, 2009	$33,141	$124	$(47,483)	$(14,218)

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2009	2008
OPERATING ACTIVITIES
Net loss	$(33,860)	$(5,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,438	2,078
Impairment	32,617	3,480
Minority interests	1,230	378
Provision for doubtful accounts receivable	1,003	472
Stock-based compensation	(3)	67
Change in assets and liabilities:
Trade accounts receivable	(345)	(1,900)
Inventory, prepaid and other assets	(732)	(845)
Trade accounts payable, accrued expenses, and other current liabilities	162	1,622
Deferred revenue	(387)	(207)
Net cash provided by (used in) operating activities	1,123	(182)
INVESTING ACTIVITIES
Capital expenditures	(689)	(907)
Purchases of short term investment	(1,018)	—
Purchase of businesses by CTM	—	(158)
Net cash used in investing activities	(1,707)	(1,065)
FINANCING ACTIVITIES
Distributions to minority shareholders of subsidiaries	(340)	(520)
Funding provided by IDT Corporation, net	1,997	1,777
Repayments of capital lease obligations	(183)	(117)
Net cash provided by financing activities	1,474	1,140
Net increase (decrease) in cash and cash equivalents	890	(107)
Cash and cash equivalents at beginning of year	5,590	5,697
Cash and cash equivalents at end of year	$6,480	$5,590
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$48	$25
Cash payments made for income taxes	$124	$65
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment through capital lease obligations	$299	$398

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business
CTM Media Holdings, Inc. (“Holdings” or the “Company”) is a holding company consisting of the following principal businesses:

•	CTM Media Group (“CTM”), the Company’s brochure distribution company and other advertising-based product initiatives focused on small to medium sized businesses;

•	The Company’s majority interest in Idea and Design Works, LLC (“IDW”), which is a comic book and graphic novel publisher that creates and licenses intellectual property; and

•	The WMET-AM radio station in the Washington, D.C. metropolitan area (“WMET”).

Holdings was formerly a subsidiary of IDT Corporation. On September 14, 2009, Holdings was spun-off by IDT and became an independent public company. IDT transferred its ownership in all of the entities that became Holdings’ consolidated subsidiaries to Holdings prior to the spin-off. The entities that become direct or indirect subsidiaries of the Holdings are: CTM; Beltway Acquisition Corporation; IDT Local Media, Inc. (which conducted certain operations related to CTM that are no longer active) and IDT Internet Mobile Group, Inc. (“IIMG”). IIMG owns approximately 53% of the equity interests in IDW. All indebtedness owed by any of these entities to IDT Corporation or its affiliates was converted into a capital contribution.

Holdings’ authorized capital stock consists of (a) 35 million shares of Class A common stock, (b) 65 million shares of Class B common stock, (c) 15 million shares of Class C common stock, and (d) 10 million shares of Preferred Stock. IDT Corporation completed the spin-off through a pro rata distribution of Holdings common stock to IDT Corporation’s stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the spin-off, each of IDT Corporation’s stockholders received: (i) one share of Holdings’ Class A common stock for every three shares of IDT Corporation’s common stock held on the record date; (ii) one share of Holdings’ Class B common stock for every three shares of IDT Corporation’s Class B common stock held on the record date; (iii) one share of Holdings’ Class C common stock for every three shares of the IDT Corporation’s Class A common stock held on the record date; and (iv) cash from IDT Corporation in lieu of a fractional share of all classes of Holdings’ common stock. Upon completion of the spin-off, Holding’s had 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock outstanding.

Prior to the spin-off, IDT Corporation provided certain services to the entities that became Holdings’ consolidated subsidiaries. Holdings and IDT Corporation entered into the Master Services Agreement, dated September 14, 2009, pursuant to which IDT Corporation will continue to provide, among other things, certain administrative and other services. In addition, pursuant to the Master Services Agreement, IDT Corporation will provide certain additional services to Holdings, on an interim basis, as a separate publicly-traded company. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors, Audit Committee and Compensation Committee, as well as assistance with corporate governance. The cost of these additional services are not included in Holdings’ historical results of operations, as they were not applicable for periods that Holdings was not a separate public company.

Basis of Accounting and Consolidation
Holdings was incorporated in May 2009 in the state of Delaware. The consolidated financial statements include the assets, liabilities, results of operations and cash flows of the entities included in Holdings that were spun-off, and are reflected as if Holdings existed and owned these entities in all periods presented, or from the date an entity was acquired, if later. All material intercompany balances and transactions have been eliminated in consolidation. The historical cost basis of assets and liabilities has been reflected in these financial statements. Historically, the businesses included in Holdings operated independently on a stand-alone basis. Direct expenses incurred by IDT Corporation on behalf of the businesses included in the consolidated financial statement are reflected in these financial statements. The most significant expenses are as follows: Medical and dental benefits were allocated to the Company based on rates similar to COBRA health benefit provision rates charged to former IDT Corporation employees. Stock-based compensation and retirement benefits under the defined contribution plan were allocated to the Company based on specific identification. Insurance was allocated to the Company based on a combination of headcount and specific policy identification. Facility costs as well as payroll of certain IDT Corporation departments or functions consisting of payroll, human resources, network and telephone services, legal, security and travel were allocated to the Company based on estimates of the incremental cost incurred by IDT Corporation related to Holdings. Management believes that the assumptions and methods of allocation used underlying the consolidated financial statements are reasonable. However, the costs as allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity. Therefore, the consolidated financial statements may not necessarily be indicative of the financial position, results of operations, changes in stockholders’ equity and cash flows of the Company to be expected in the future or what they would have been had the Company been a separate stand-alone entity during the periods presented.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition
Revenues from CTM brochure distribution services are recognized on a straight-line basis over the services arrangement, which is typically between six months and one year. Brochure distribution services include distribution of marketing materials to display stations and straightening and refilling of the stations. Revenues from CTM printing services are recognized based on delivery of the print job by subcontractors to CTM’s warehouse. Revenues from CTM publication guides are recognized based on the publication release date of guides, which is the same date as distribution. IDW's primary revenue is recognized, net of an allowance for estimated sales returns, at the time of shipment of its graphic novels and comic books by IDW's distributor to its customers, and when all of the conditions specified by Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, are met. Sales returns allowances represent a reserve for products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. Licensing revenues are recognized upon execution of the agreement for such rights, and other creative revenues are recognized upon completion of services rendered on a contractual basis. WMET recognizes revenue through rental of airtime slots as well as the sale of advertising, upon the airing of the programming or advertising.

Direct Cost of Revenues
Direct cost of revenues excludes depreciation and amortization expense. Direct cost of revenues for CTM consist primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses, and print and design expenses. Direct cost of revenues for IDW consists primarily of printing expenses and costs of artist and writers.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventory
Inventory consists of IDW’s graphic novels and comic books. Inventory is stated at the lower of cost or market determined by the first in, first out method.

Property and Equipment
Radio tower, equipment, vehicles and computer software are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows: radio tower—20 years; equipment—5, 7 or 20 years; vehicles—5 years and computer software—2, 3 or 5 years. Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the term of the lease or their estimated useful lives, whichever is shorter.

Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Goodwill and Other Intangibles
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management.

Costs associated with obtaining the right to use licenses owned by third parties are capitalized and amortized on a straight-line basis over the approximately 4-year term of the licenses. Customer lists are amortized on a straight-line basis over the 5-year period of expected cash flows.

Advertising Expense
The majority of the Company’s advertising expense is incurred by CTM. In fiscal 2009 and fiscal 2008, advertising expense included in selling, general and administrative expense was $0.2 million and $0.1 million, respectively.

Repairs and Maintenance
The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.

Income Taxes
These financial statements include provisions for federal, state and foreign income taxes on a separate tax return basis. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Effective August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Commitments and Contingencies
The Company records and discloses commitments and contingencies in accordance with SFAS No. 5, Accounting for Contingencies, and related Interpretations. The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. In accordance with SFAS 5, an estimated possible loss or a range of loss is disclosed when it is at least reasonably possible that a loss may have been incurred.

Stock-Based Compensation
The Company accounted for stock-based compensation granted to its employees by IDT Corporation in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment. Under SFAS 123(R), compensation cost recognized based on the grant-date fair value. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, stock-based compensation is included in selling, general and administrative expense.

Vulnerability Due to Certain Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short term investment and trade accounts receivable. The Company holds cash and cash equivalents at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of its counterparties. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

IDW has one single customer, Diamond Comic Distributors, Inc., which is the major distributor of comic books in the United States. Revenues from this customer represented approximately 33.4% and 24.8% of the total consolidated revenues for the years ended July 31, 2009 and 2008, respectively. No other single customer accounted for more than 10% of consolidated revenues in fiscal 2009 or fiscal 2008. The receivable balances from this customer represented approximately 30.3% and 20.8% of the total consolidated trade accounts receivable at July 31, 2009 and 2008, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. For CTM, concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions comprising the Company’s customer base.

Sales Returns and Allowances
IDW offers its sole distributor, Diamond Comic Distributors, a right of return with no expiration date. Diamond Comic Distributors then offers this same right of return to its largest chain retailers. IDW records an estimate for sales return reserves from such retailers based on historical sales and return experience and current trends that are expected to continue.

The change in the allowance for sales returns is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Balance at acquisition	Additions charged to revenues	Actual returns	Balance at end of year
2009
Reserves deducted from accounts receivable:
Allowance for sales returns	$149	$—	$2,597	$(2,372)	$374
2008
Reserves deducted from accounts receivable:
Allowance for sales returns	$523	$—	$1,156	$(1,530)	$149

Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence.

The change in the allowance for doubtful accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2009
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$137	$1,003	$(467)	$673
2008
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$218	$472	$(553)	$137

(1) Uncollectible accounts written off, net of recoveries.

Fair Value of Financial Instruments
The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2009 and 2008, the carrying value of the Company’s trade accounts receivable, inventory, prepaid expenses, trade accounts payable, accrued expenses, deferred revenue, due to IDT Corporation, capital lease obligations-current portion, and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2009 and 2008, the carrying value of the long term portion of the Company’s capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, the SFAS 157 fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into the following three broad levels:

Level 1	–	quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	–
quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3	–	unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which postponed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). Nonrecurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities initially measured at fair value for exit or disposal activities. The Company adopted SFAS 157 except as permitted under FSP 157-2 as of August 1, 2008, which did not have a material impact on its financial position, results of operations or cash flows. The Company adopted SFAS 157 for nonrecurring nonfinancial assets and nonfinancial liabilities on August 1, 2009, which did not have a material impact on its financial position, results of operations or cash flows. The Company will apply the provisions of SFAS 157 to nonrecurring nonfinancial assets and nonfinancial liabilities at such time as a fair value measurement is required, which may result in a fair value that is materially different than would have been measured prior to the adoption of SFAS 157.

On October 10, 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies application of SFAS 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. On April 9, 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which superseded FSP 157-3. FSP 157-4 provides additional guidance on (a) how to determine when markets become inactive and thus potentially require significant adjustment to transactions or quoted prices and (b) how to determine if a transaction or group of transactions is forced or distressed (that is, not orderly), and amends the disclosure provisions of SFAS 157. The Company was required to apply FSP 157-4 beginning on May 1, 2009. FSP 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective August 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115. SFAS 159 permits companies to choose to measure selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the fair value option for the valuation of any of its eligible assets or liabilities, therefore the adoption of SFAS 159 had no impact on the Company’s financial position, results of operations or cash flows.

Other Recently Adopted Accounting Standards
On August 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. The Company will change the classification and presentation of noncontrolling interests in its financial statements, which is referred to as minority interests in the accompanying consolidated financial statements, for the quarter ending October 31, 2009. The Company does not expect SFAS 160 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS 141(R) with regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to apply SFAS 141(R) and FSP 141(R)-1 to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changed many aspects of previous accounting requirements for business combinations. As such, if the Company enters into any business combinations, a transaction may significantly impact the Company’s financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under previous U.S. GAAP.

In June 2009, the SEC issued SAB No. 112 to amend or rescind portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, the staff updated the Series in order to bring existing guidance into conformity with SFAS 141(R) and SFAS 160. SAB 112 was effective in June 2009. The adoption of SAB 112 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On August 1, 2009, the Company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP 142-3 had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. FSP 107-1 became effective for the Company’s financial statements beginning on May 1, 2009. The Company will include the disclosures required by FSP 107-1 in its consolidated financial statements for the quarter ending October 31, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish principles and requirements for subsequent events, in particular: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, the Company’s management evaluated events or transactions that occurred after July 31, 2009 through October 20, 2009 for potential recognition or disclosure in the financial statements.

Recently Issued Accounting Standards Not Yet Adopted
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. SFAS 166 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”), (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The Company is required to adopt SFAS 166 on August 1, 2010. The Company is currently evaluating the impact of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends FIN 46(R), Consolidation of Variable Interest Entities, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). SFAS 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The Company is required to adopt SFAS 167 on August 1, 2010. The Company does not expect the adoption of SFAS 166 to have an impact on its consolidated financial statements as the Company does not currently have any VIEs.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification organizes and simplifies U.S. GAAP literature by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure. The Codification is not intended to change or alter existing U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, all references to U.S. GAAP in the Company’s financial statements for the quarter ending October 31, 2009 will follow the Codification. The Company does not expect SFAS 168 to have any impact on its financial position, results of operations or cash flows.

Note 2—Trade Accounts Receivable

Trade accounts receivable consists of the following:

July 31 (in thousands)	2009	2008
Trade accounts receivable	$4,955	$4,849
Less allowance for sales returns	(374)	(149)
Less allowance for doubtful accounts	(673)	(137)
Trade accounts receivable, net	$3,908	$4,563

Note 3—Property and Equipment

Property and equipment consists of the following:

July 31 (in thousands)	2009	2008
Radio tower	$3,711	$3,706
Equipment	7,095	6,651
Vehicles	2,080	1,834
Leasehold improvements	558	561
Computer software	703	681
	14,147	13,433
Less accumulated depreciation and amortization	(9,904)	(8,839)
Property and equipment, net	$4,243	$4,594

In the fourth quarter of fiscal 2008, the Company assessed the value of its WMET-AM radio station in the Washington, D.C. metropolitan area. The Company measured WMET’s fair value by discounting its estimated future cash flows using an appropriate discount rate. As a result of this assessment, the Company recorded an impairment charge of $3.5 million on certain of WMET’s property and equipment, measured by the excess of the carrying amount of the asset group over the estimated fair value. The Company performed a similar assessment in the fourth quarter of fiscal 2009 and concluded that no impairment of property and equipment existed.

Property and equipment under capital leases were $1.0 million and $0.8 million at July 31, 2009 and 2008, respectively. The accumulated depreciation related to these assets under capital leases was $0.4 million and $0.2 million at July 31, 2009 and 2008, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation and amortization expense of property and equipment was $1.2 million and $1.4 million in fiscal 2009 and fiscal 2008, respectively.

Note 4—Goodwill, Licenses and Other Intangibles

In the fourth quarter of fiscal 2008, the Company assessed the value and evaluated the financial performance of its reporting units. The Company measured the fair value of the reporting units by discounting their estimated future cash flows using an appropriate discount rate. As a result of this analysis, no impairment was recorded by the Company on goodwill in fiscal 2008.

The Company recorded aggregate goodwill impairment charges of $32.6 million in fiscal 2009. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of the Company’s reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, and (3) significant revisions to internal forecasts. The Company measured the fair value of its reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of CTM, IDW and WMET exceeded their estimated fair values, therefore additional steps were performed for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, the Company recorded goodwill impairment of $29.7 million in CTM, $1.8 million in IDW, and $1.1 million in WMET, which reduced the carrying amount of the goodwill in each of these reporting units to zero.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2007 to July 31, 2009:

(in thousands)	CTM	IDW	WMET	Total
Balance as of July 31, 2007	$29,530	$2,731	$1,150	$33,411
Acquisitions	158	—	—	158
Purchase price allocation of IDW	—	(925)	—	(925)
Foreign currency translation adjustments	(1)	—	—	(1)
Balance as of July 31, 2008	$29,687	$1,806	$1,150	$32,643
Impairments	(29,661)	(1,806)	(1,150)	(32,617)
Foreign currency translation adjustments	(26)	—	—	(26)
Balance as of July 31, 2009	$—	$—	$—	$—

The table below presents information on the Company’s licenses and other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2009:

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$499	$—	$499

Amortized intangible assets:
Customer lists	5 years	25	(17)	8
Licenses and other intangible assets	2.5 years	1,138	(1,058)	80
Total licenses and other intangibles		$1,662	$(1,075)	$587
As of July 31, 2008:

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$499	$—	$499

Amortized intangible assets:
Customer lists	5 years	25	—	25
Licenses and other intangible assets	2.5 years	1,138	(837)	301
Total licenses and other intangibles		$1,662	$(837)	$825

Amortization expense of licenses and other intangible assets was $0.2 million and $0.7 million in fiscal 2009 and fiscal 2008, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.1 million in fiscal 2010 at which time they will be fully amortized.

Note 5—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

July 31 (in thousands)	2009	2008
Deferred tax assets:
Bad debt reserve	$269	$54
Accrued expenses	97	46
Exercise of stock options and lapsing of restrictions on restricted stock	82	82
Impairment	13,047	—
Depreciation and amortization	1,391	1,392
Net operating loss	2,690	2,169
Total deferred tax assets	17,576	3,743
Valuation allowance	(17,576)	(3,743)
NET DEFERRED TAX ASSETS	$—	$—

The provision for income taxes consists of the following:

Year ended July 31 (in thousands)	2009	2008
Current:
Federal	$—	$—
State and local	39	325
Foreign	106	132
	145	457
Deferred	—	—
PROVISION FOR INCOME TAXES	$145	$457

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2009	2008
U.S. federal income tax at statutory rate	$(11,370)	$(1,572)
Change in valuation allowance	11,370	1,572
Foreign tax rate differential	106	132
State and local income tax, net of federal benefit	39	310
Other	—	15
PROVISION FOR INCOME TAXES	$145	$457

At July 31, 2009, the Company had federal and state net operating loss carry-forwards of approximately $7.0 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carry-forwards will start to expire in fiscal 2026, with fiscal 2009’s loss expiring in fiscal 2030. The Company has no foreign net operating losses. The utilization of the net operating loss carry-forwards may be subject to certain limitations as a result of the spin-off.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the U.S. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $1 million at July 31, 2009. Upon distribution of these foreign earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes, however, it is not practicable to determine the amount, if any, which would be paid.

Effective August 1, 2007, the Company adopted FIN 48, which, among other things, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The adoption of FIN 48 resulted in a one-time decrease in the opening balance of accumulated deficit of $267 thousand.

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2009	2008
Balance at the beginning of the year (excludes interest)	$546	$267
Additions based on tax positions related to the current year	—	263
Additions for tax positions of prior years	33	16
Reductions for tax positions of prior years	—	—
Settlements	—	—
Lapses of statutes of limitations	—	—
Balance at the end of the year	$579	$546

The Company classifies interest and penalties on income taxes as a component of income tax expense. As of August 1, 2007, accrued interest expense relating to the unrecognized tax benefits was $15 thousand. In fiscal 2009 and fiscal 2008, the Company recorded additional interest expense of $33 thousand and $16 thousand, respectively. As of July 31, 2009 and 2008, accrued interest expense included in current income taxes payable was $64 thousand and $31 thousand, respectively.

IDT Corporation currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2005 to fiscal 2009, state and local tax returns generally for fiscal 2001 to fiscal 2009 and foreign tax returns generally for fiscal 2002 to fiscal 2009. The IRS is auditing IDT Corporation’s federal tax returns for fiscal years 2005, 2006 and 2007. No changes to Holdings is anticipated as a result of this audit.

The Company and IDT Corporation entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, IDT Corporation indemnified the Company from all liability for taxes of the Company and its subsidiaries for periods ending on or before September 14, 2009, and the Company indemnified IDT Corporation from all liability for taxes of the Company and its subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, IDT Corporation shall have the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. The Company shall have the right to participate jointly in any proceeding that may affect its tax liability unless IDT Corporation has indemnified the Company. Finally, the Company and its subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for the account of IDT Corporation.

Note 6—Additional Paid-in Capital

The additional paid-in capital represents IDT Corporation’s initial investment in the consolidated entities and subsequent investments and adjustments resulting from operations and various transactions between Holdings and IDT Corporation and its subsidiaries.

Note 7—Stock Based Compensation

IDT Corporation Share-Based Compensation Plan
The IDT Corporation 2005 Stock Option and Incentive Plan (the “Stock Option and Incentive Plan”) is intended to provide incentives to executives, employees, directors and consultants of IDT Corporation and its subsidiaries. Incentives available under the Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. Stock options and restricted stock were granted to employees of the businesses included in these consolidated financial statements under the Stock Option and Incentive Plan.

Compensation cost is generally recognized using the accelerated method over the vesting period. The compensation cost included in selling, general and administrative expense for the Company’s share-based compensation was nil for fiscal 2009 and $0.1 million for fiscal 2008. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation during fiscal 2009 or fiscal 2008. The Company does not currently recognize the tax benefits resulting from tax deductions in excess of the compensation cost recognized from its share-based compensation because the Company does not currently expect to realize the tax benefit due to the uncertainty of future taxable income.

Stock Options
IDT Corporation option awards were granted with an exercise price equal to the market price of IDT Corporation’s stock at the date of grant. Option awards vest on a graded basis over three years of service and have ten-year contractual terms. No stock options were granted to employees of the businesses included in these consolidated financial statements in fiscal 2009 or fiscal 2008, however, options granted by IDT Corporation in fiscal 2007 vested in fiscal 2008 and fiscal 2009.

Restricted Stock
The fair value of nonvested shares of IDT Corporation’s Class B common stock is determined based on the closing price of IDT Corporation’s Class B common stock on the grant date. Share awards vest on a graded basis over three years of service and have ten-year contractual terms.

A summary of the status of the IDT Corporation’s nonvested restricted shares as of July 31, 2009 and changes in fiscal 2009 is presented below:

(in thousands)	Number of Nonvested Shares
Nonvested shares at July 31, 2008	131
Granted	2,452
Vested	(89)
Forfeited	(1)
Nonvested shares at July 31, 2009	2,493

As part of the spin-off, holders of restricted stock of IDT Corporation received, in respect of those restricted shares, one share of the Company’s Class A common stock for every three restricted shares of common stock of IDT Corporation that they own as of the record date of the spin-off and one share of the Company’s Class B common stock for every three restricted shares of Class B common stock of IDT Corporation that they own as of the record date of the spin-off. Those particular shares of the Company’s stock are restricted under the same terms as the IDT Corporation restricted shares in respect of which they were issued. The restricted shares of the Company’s stock received in the spin-off are subject to forfeiture on the same terms and restrictions as the corresponding IDT Corporation shares. Upon completion of the spin-off on September 14, 2009, there were 0.3 million shares of Class A nonvested restricted stock and 0.5 million shares of Class B nonvested restricted stock.

On October 14, 2009, Holdings’ Board of Directors granted its Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of Holdings’ Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if Holdings’ terminates Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by Holdings for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the spin-off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.

Holdings Share-Based Compensation Plan
On September 3, 2009, the Company’s Compensation Committee ratified the Company’s 2009 Stock Option and Incentive Plan (the “Holdings Stock Option and Incentive Plan”), which was previously adopted by the Company’s Board of Directors and approved by IDT Corporation as its sole stockholder, to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries. The maximum number of shares of the Company’s Class B common stock reserved for the grant of awards under the Holdings Stock Option and Incentive Plan shall be 383,020, subject to adjustment. Incentives available under the Holdings Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, and deferred stock units.

Under the Holdings Stock Option and Incentive Plan, the option price of each option award shall not be less than one hundred percent of the fair market value of the Company’s Class B common stock on the date of grant. Each option agreement shall provide the exercise schedule for the option as determined by the Compensation Committee. The exercise period will be ten years from the date of the grant of the option unless otherwise determined by the Compensation Committee. No awards have been granted under the Holdings Stock Option and Incentive Plan to date.

Note 8—Accumulated Other Comprehensive Income

The accumulated balances of comprehensive income (loss) related to foreign currency translation was as follows:

(in thousands)	Foreign currency translation
Balance at July 31, 2007	$99
Change during the period	89
Balance at July 31, 2008	188
Change during the period	(64)
BALANCE AT JULY 31, 2009	$124

Note 9—Impairment and Severance Charges

In fiscal 2008, WMET recorded an impairment charge of $3.5 million related to certain of its property and equipment (see Note 3). In fiscal 2009, the Company recorded aggregate goodwill impairment charges of $32.6 million (see Note 4). Severance charges related to workforce reductions.

Note 10—Commitments and Contingencies

Legal Proceedings
On January 30, 2009, IDW received a letter from a law firm representing George and Ginger Criswell and Green School Network, Inc. demanding $500,000 as a result of alleged infringement of intellectual property of the Criswells related to the Michael Recycle book published by IDW. In June 2009, the parties agreed to a settlement consisting of the following material terms: (a) upfront remuneration from IDW of $25,000; (b) a co-existence agreement and full release; (c) a book publication contract from IDW for Ms. Criswell’s Recycle Michael: I’ll Do My Part book; (d) IDW’s right of first refusal regarding the publication of a second Recycle Michael title by Ms. Criswell; and (e) a royalty of 1.5% of net sales arising from IDW’s publication of the book entitled Michael Recycle Meets Litterbug Doug.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of the Company’s management, none of the legal proceedings to which the Company is a party, whether discussed above or otherwise, will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Lease Commitments
The future minimum payments for capital and operating leases as of July 31, 2009 are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2010	$1,107	$254
2011	905	253
2012	522	176
2013	141	97
2014	25	35
Thereafter	—	—
Total payments	$2,700	815
Less amount representing interest		(64)
Less current portion		(222)
Capital lease obligations—long-term portion		$529

Rental expense under operating leases was $1.7 million in fiscal 2009 and $1.6 million in fiscal 2008.

Note 11—Related Party Transactions

In fiscal 2009 and 2008, IDT Corporation, the Company’s former parent company, charged Holdings for certain transactions and allocated routine expenses based on company specific items. In addition, IDT Corporation controlled the flow of Holdings’ treasury transactions. Expenses allocated to Holdings amounted to $1.1 million in fiscal 2009 and $1.6 million in fiscal 2008. In September 2009, IDT Corporation funded Holdings with an additional $2.0 million in cash in advance of the spin-off. Also in September 2009, the aggregate $27.5 million balance of the amount in “Due to IDT Corporation” was converted into a capital contribution.

The Company’s liability to IDT Corporation fluctuated primarily due to operating expenses paid by IDT Corporation on behalf of Holdings and the transfers of funds. The Company’s liability to IDT Corporation was as follows:

	Years ended July 31,
	2009	2008
(in thousands)
Opening Balance	$22,924	$21,147

Expenses paid by IDT Corporation on behalf of the Company	4,313	5,503
Transfer of funds to IDT Corporation, net	(2,316)	(3,726)

Ending Balance	$24,921	$22,924
Average Balance Owed to IDT Corporation	$23,844	$22,135

CTM distributes brochures for ETR Brochures, Inc., a brochure distribution firm controlled by Howard S. Jonas. ETR Brochures also distributes brochures for CTM. In fiscal 2009, CTM billed ETR Brochures approximately $24,000 for distribution services and ETR Brochures billed CTM approximately $105,000 for distribution services. The balance owed to ETR Brochures, Inc. by CTM was approximately $2,000 as of July 31, 2009. The balance owed by ETR Brochures, Inc. to CTM was approximately $10,000 as of July 31, 2009. In fiscal 2008, CTM billed ETR Brochures approximately $35,000 for distribution services and ETR Brochures billed CTM approximately $144,000 for distribution services. The net balance owed to ETR Brochures by CTM was approximately $8,000 as of July 31, 2008.  These transactions were approved in accordance with IDT Corporation’s Related Person Transaction policy described in its 2008 Proxy Statement and 2007 Proxy Statement. The Company intends for the relationship between CTM and ETR to continue after the spin-off.

Note 12—Defined Contribution Plans

IDT Corporation maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria, which also covered the employees of the Company. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provided for discretionary matching contributions of 50%, up to the first 6% of compensation, to be invested in IDT Corporation Class B common stock. The discretionary matching contributions vest over five years. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2009 and fiscal 2008, the Company’s contributions to the Plan were $0.1 million and $0.1 million, respectively. The common stock and Class B common stock of IDT Corporation are not investment options for the Plan’s participants.

In September 2009, Holdings adopted a 401(K) Plan available to all its employees meeting certain eligibility criteria. The 401(K) Plan permits participants to contribute a portion of their salary with no minimum deferred required, not to exceed the limits established by the Internal Revenue Code. The Plan provided for discretionary matching contributions as determined in Holdings’ sole discretion, which vests over six years. All contributions made by participants vest immediately into the participant’s account.

Note 13—Business Segment Information

The Company has the following two reportable business segments: CTM and IDW. CTM consists of the Company’s brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses. IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. The results of operations of WMET do not comprise a separate reportable segment and are reported under the heading “Other.” WMET-AM is a radio station in the Washington, D.C. metropolitan area.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business segments based primarily on operating income (loss). There are no significant asymmetrical allocations to segments. Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	Other	Total
Year ended July 31, 2009
Revenues	$19,888	$12,627	$1,168	$33,683
Operating loss	(30,413)	(92)	(1,935)	(32,440)
Depreciation and amortization	816	215	407	1,438
Impairment and severance charges	30,300	1,825	1,210	33,335
Total assets at July 31, 2009	$9,120	$6,701	$2,968	$18,789
Year ended July 31, 2008
Revenues	$21,603	$9,856	$1,167	$32,626
Operating income (loss)	(343)	463	(4,570)	(4,450)
Depreciation and amortization	740	661	677	2,078
Impairment and severance charges	203	—	3,480	3,683
Total assets at July 31, 2008	$38,600	$7,124	$4,286	$50,010

Revenues from customers located outside of the United States represented approximately 7.4% and 9.3% of total consolidated revenues in fiscal 2009 and fiscal 2008, respectively. Revenues by country are determined based on the country where the customer is invoiced. Net long-lived assets and net total assets held outside of the United States, primarily in Canada, totaled approximately $0.3 million and $3.3 million, respectively, as of July 31, 2009 and $0.3 million and $3.0 million, respectively, as of July 31, 2008.

Note 14—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters for fiscal 2009 and fiscal 2008:

Quarter Ended (in thousands)	Revenues	Direct cost of revenues	(Loss) income from operations	Net (loss) income
2009:
2009:
October 31	$9,056	$3,589	$23	$(315)
January 31(a)	7,244	3,361	(32,244)	(31,351)
April 30(b)	7,091	3,603	(1,928)	(1,795)
July 31	10,292	4,087	1,709	(399)
TOTAL	$33,683	$14,640	$(32,440)	$(33,860)
2008:
October 31	$7,782	$2,919	$442	$134
January 31	7,031	2,979	(1,622)	(1,382)
April 30	7,463	3,094	(455)	(427)
July 31(c)	10,350	3,574	(2,815)	(3,652)
TOTAL	$32,626	$12,566	$(4,450)	$(5,327)

(a)	Included in loss from operations are goodwill impairment charges of $29.7 million for CTM and $1.8 million for IDW.
(b)	Included in loss from operations are goodwill impairment charges of $1.1 million for WMET.
(c)	Included in loss from operations are impairment charges of $3.5 million related to certain of WMET’s fixed assets.