Form 10-Q
period 2009-10-31
CTM MEDIA HOLDINGS, INC.
filed 2009-12-15
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53718

CTM MEDIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-4831346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11 Largo Drive South, Stamford, Connecticut	06907
(Address of principal executive offices)	(Zip Code)

(203) 323-5161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No  ☒

As of December 10, 2009, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,285,818 shares outstanding
Class B common stock, $0.01 par value:	6,923,450 shares outstanding
Class C common stock, $0.01 par value:	1,090,775 shares outstanding

CTM MEDIA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	October 31, 2009	July 31, 2009
Assets
Current assets:
Cash and cash equivalents	$10,163	$6,480
Short term investment	1,026	1,024
Trade accounts receivable, net	2,595	3,908
Inventory	1,484	1,405
Prepaid expenses	1,040	983
Total current assets	16,308	13,800
Property and equipment, net	4,067	4,243
Licenses and other intangibles, net	557	587
Other assets	162	159
Total assets	$21,094	$18,789
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$960	1,024
Accrued expenses	2,247	2,050
Deferred revenue	1,218	1,731
Due to IDT Corporation	—	24,921
Capital lease obligations—current portion	225	222
Other current liabilities	664	563
Total current liabilities	5,314	30,511
Capital lease obligations—long-term portion	474	529
Total liabilities	5,788	31,040
Commitments and contingencies		—
Equity (deficit):
CTM Media Holdings, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 1,286 shares issued and outstanding at October 31, 2009	13	—
Class B common stock, $.01 par value; authorized shares—65,000; 6,923 shares issued and outstanding at October 31, 2009	69	—
Class C common stock, $.01 par value; authorized shares—15,000; 1,091 shares issued and outstanding at October 31, 2009	11	—
Additional paid-in capital	60,360	33,141
Accumulated other comprehensive income	129	124
Accumulated deficit	(46,966)	(47,483)
Total CTM Media Holdings, Inc. stockholders’ equity (deficit)	13,616	(14,218)
Noncontrolling interests	1,690	1,967
Total equity (deficit)	15,306	(12,251)
Total liabilities and equity (deficit)	$21,094	$18,789

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months ended October 31, (in thousands, except per share data)	2009	2008
Revenues	$8,435	$9,056
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	3,748	3,589
Selling, general and administrative	3,441	4,534
Depreciation and amortization	274	420
Bad debt	33	76
Severance charges	—	414
Total costs and expenses	7,496	9,033
Income from operations	939	23
Interest expense, net	(18)	(16)
Other expense, net	(7)	(3)
Income before income taxes	914	4
Provision for income taxes	(238)	(168)
Net income (loss)	$676	$(164)

Less: net income attributable to non-controlling interests	(158)	(151)
Net income (loss) attributable to CTM Media Holdings, Inc.	518	(315)

Earnings (loss) per share attributable to CTM Media Holdings, Inc. common stockholders:
Basic	$0.08	$(0.05)
Diluted	$0.07	$(0.05)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	6,697	6,684
Diluted	7,679	6,684

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended October 31, (in thousands)	2009	2008
Operating activities
Net income (loss)	$676	$(164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	274	420
Provision for doubtful accounts receivable	33	76
Stock-based compensation	19	4
Change in assets and liabilities:
Trade accounts receivable	1,264	589
Inventory, prepaid and other assets	(138)	(205)
Trade accounts payable, accrued expenses, and other current liabilities	251	(51)
Deferred revenue	(513)	(729)
Net cash provided by (used in) operating activities	1,866	(60)
Investing activities
Capital expenditures	(65)	(243)
Net cash used in investing activities	(65)	(243)
Financing activities
Distributions to holders of noncontrolling interests	(435)	(340)
Funding provided by IDT Corporation, net	2,371	579
Repayments of capital lease obligations	(54)	(36)
Net cash provided by financing activities	1,882	203
Net increase (decrease) in cash and cash equivalents	3,683	(100)
Cash and cash equivalents at beginning of year	6,480	5,590
Cash and cash equivalents at end of year	$10,163	$5,490

Supplemental schedule of non-cash investing and financing activities
Purchases of property and equipment through capital lease obligations	$-	$95

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CTM Media Holdings, Inc. and its subsidiaries (the “Company” or “Holdings”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2010 refers to the fiscal year ending July 31, 2010).

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 11).The Company’s management evaluated events or transactions that occurred after October 31, 2009 through December 15, 2009 for potential recognition or disclosure in the financial statements.

Holdings is a holding company consisting of the following principal businesses:

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

Holdings was formerly a subsidiary of IDT Corporation (“IDT Corporation” or “IDT”) formed on May 8, 2009. On September 14, 2009, Holdings was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). IDT transferred its ownership in all of the entities that became Holdings’ consolidated subsidiaries to Holdings prior to the Spin-Off. The entities that became direct or indirect subsidiaries of the Holdings are: CTM; Beltway Acquisition Corporation; IDT Local Media, Inc. (which conducted certain operations related to CTM with only the Local Pull business still active) and IDT Internet Mobile Group, Inc. (“IIMG”). IIMG owns approximately 53% of the equity interests in IDW (see Note 10 for subsequent purchase of additional interest in IDW). All indebtedness owed by any of these entities to IDT Corporation or its affiliates was converted into a capital contribution.  All references to the Company, its assets and results of operations for periods prior to the actual formation of the Company, refer to the subsidiaries of IDT that are now owned by the Company, and their consolidated assets and results of operations.

Holdings’ authorized capital stock consists of (a) 35 million shares of Class A common stock, (b) 65 million shares of Class B common stock, (c) 15 million shares of Class C common stock, and (d) 10 million shares of Preferred Stock. IDT Corporation completed the Spin-Off through a pro rata distribution of Holdings common stock to IDT Corporation’s stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT Corporation’s stockholders received: (i) one share of Holdings’ Class A common stock for every three shares of IDT Corporation’s common stock held on the record date; (ii) one share of Holdings’ Class B common stock for every three shares of IDT Corporation’s Class B common stock held on the record date; (iii) one share of Holdings’ Class C common stock for every three shares of the IDT Corporation’s Class A common stock held on the record date; and (iv) cash from IDT Corporation in lieu of a fractional share of all classes of Holdings’ common stock. On September 14, 2009, as a result of the Spin-Off, Holding’s had 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock issued and outstanding.

Prior to the Spin-Off, IDT Corporation provided certain services to the entities that became Holdings’ consolidated subsidiaries. Holdings and IDT Corporation entered into a Master Services Agreement, dated September 14, 2009, pursuant to which IDT Corporation will continue to provide to Holdings, among other things, certain administrative and other services. In addition, pursuant to the Master Services Agreement, IDT Corporation will provide certain additional services to Holdings, on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC, as well as maintaining minutes, books and records of meetings of the Board of Directors, Audit Committee and Compensation Committee, as well as assistance with corporate governance. The cost of these additional services are not included in Holdings’ historical results of operations for the period prior to the Spin-Off, as they were not applicable for periods that Holdings was not a separate public company.

Note 2—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three months ended October 31, 2008, the diluted earnings per share equal basic earnings per share because the Company had losses from operations and the impact of the 831 thousand shares of non-vested restricted stock would have been anti-dilutive.

The earnings per share for the periods prior to the Spin-Off were calculated as if the number of shares outstanding at the Spin-Off were outstanding during those periods.

Note 3—Equity

Changes in the components of stockholders’ equity were as follows:

	Three Months Ended October 31, 2009
	Attributable to Holdings	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2009	$(14,218)	$1,967	$(12,251)

Cash contribution and capitalization of balance due to IDT Corporation	27,292	—	27,292
Stock based compensation	19	—	19
Cash distributions	—	(435)	(435)
Comprehensive loss:
Net income	518	158	676
Other comprehensive income	5	—	5

Comprehensive income	523	158	681

Balance, October 31, 2009	$13,616	$1,690	$15,306

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 11).

As part of the Spin-Off, holders of restricted stock of IDT Corporation received, in respect of those restricted shares, one share of the Company’s Class A common stock for every three restricted shares of common stock of IDT Corporation that they owned as of the record date of the Spin-Off and one share of the Company’s Class B common stock for every three restricted shares of Class B common stock of IDT Corporation that they owned as of the record date of the Spin-Off. Those particular shares of the Company’s stock are restricted under the same terms as the corresponding IDT Corporation restricted shares in respect of which they were issued. Upon completion of the Spin-Off on September 14, 2009, there were 0.3 million shares of Class A unvested restricted stock and 0.5 million shares of Class B unvested restricted stock.

On October 14, 2009, the Company’s Board of Directors granted its Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of the Company’s Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.

On September 3, 2009, the Company’s Compensation Committee ratified the Company’s 2009 Stock Option and Incentive Plan (the “Company’s Stock Option and Incentive Plan”), which was previously adopted by the Company’s Board of Directors and approved by IDT Corporation as its sole stockholder, to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries. The maximum number of shares of the Company’s Class B common stock reserved for the grant of awards under the Company’s Stock Option and Incentive Plan shall be 383,020, subject to adjustment. Incentives available under the Company’s Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, and deferred stock units.

Under the Company’s Stock Option and Incentive Plan, the option price of each option award shall not be less than one hundred percent of the fair market value of the Company’s Class B common stock on the date of grant. Each option agreement shall provide the exercise schedule for the option as determined by the Compensation Committee. The exercise period will be ten years from the date of the grant of the option unless otherwise determined by the Compensation Committee. No awards have been granted under the Company’s Stock Option and Incentive Plan to date.

Note 4—Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that, under generally accepted accounting principles are excluded from net income. Changes in the components of other comprehensive income (loss) are described below.

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Net income (loss)	$676	$(164)
Foreign currency translation adjustments	5	(59)

Comprehensive income (loss)	681	(223)
Comprehensive income (loss) attributable to noncontrolling interests	(158)	(151)
Comprehensive income (loss) attributable to CTM Media Holdings, Inc.	$523	$(374)

Note 5—Business Segment Information

The Company has the following two reportable business segments: CTM and IDW. CTM consists of our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses. IDW is a comic book and graphic novel publisher that creates and licenses original intellectual property. The results of operations of WMET do not comprise a separate segment and are reported under the heading “Other.” WMET-AM operates a radio station in the Washington, D.C. metropolitan area.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on operating income (loss). There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	Other	Total
Three months ended October 31, 2009
Revenues	$4,915	$3,318	$202	$8,435
Operating income (loss)	762	308	(131)	939
Depreciation and amortization	197	32	45	274
Severance charges	-	-	-	-
Total assets at October 31, 2009	11,556	6,537	3,001	21,094
Three months ended October 31, 2008
Revenues	$5,789	$2,950	$317	$9,056
Operating income(loss)	(112)	313	(178)	23
Depreciation and amortization	210	84	126	420
Severance charges	395	19	-	414
Total assets at October 31, 2008	38,084	7,021	4,187	49,292

Note 6—Commitments and Contingencies

The Company is subject to legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of the Company’s management, none of the legal proceedings to which the Company is a party will have a material adverse effect on the Company’s results of operations, cash flows or its financial condition.

Note 7—Related Party Transaction

Up until the Spin-Off on September 14, 2009, IDT Corporation, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items. In addition, IDT Corporation controlled the flow of the Company’s treasury transactions.  In September 2009, IDT Corporation funded the Company with an additional $2.0 million in cash in advance of the Spin-Off.  Also on September 14, 2009, the aggregate of approximately $27.3 million of the amount due to IDT Corporation was converted into a capital contribution.

Note 8 – Severance Charges

The charges in the three months ended October 31, 2008 consists primarily of severance related to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

Note 9 – Tender Offer

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock and on December 3, 2009, revised the number of shares it is offering to purchase pursuant to, and extended the expiration date of, the tender offer. The Company is offering to purchase up to 0.4 million shares of its Class A common stock, or any lesser number of Class A shares that stockholders properly tender in the tender offer, and up to 2.4 million shares of its Class B common stock, or any lesser number of Class B shares that stockholders properly tender in the tender offer, representing up to thirty percent of its total outstanding capital stock, at a price per share of $1.10, for a maximum aggregate purchase price of $3.1 million. The tender offer is made upon the terms and conditions set forth in the Offer to Purchase dated November 17, 2009, and the related Letter of Transmittal, each as amended and supplemented, which have been filed with the SEC and are being made available to Holdings stockholders. The offer will expire at 5:00 p.m., New York City time, on Thursday, December 17, 2009, unless extended by the Company. In accordance with the rules of the SEC, the Company may purchase up to an additional two percent of the outstanding shares of either or both classes without amending or extending the tender offer.

Note 10 – Purchase of Noncontrolling Interests in IDW

On November 5, 2009, the Company purchased a 23.335% noncontrolling interest in IDW that it did not own for a purchase price of $0.4 million. After the transaction the Company owns a 76.665% interest in IDW. The acquisition will be accounted for in the second quarter of fiscal 2010, as an equity transaction, in accordance with the accounting standards on noncontrolling interests.  The Company acquired the additional noncontrolling interests as it determined that it was an attractive price as well as to reduce the number of noncontrolling interest shareholders in this business.

Note 11— Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

In September 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of U.S. GAAP. These changes establish the FASB Accounting Standards Codification™ (the "Codification") as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change or alter existing U.S. GAAP. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of noncontrolling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a standard that amends the requirements for disclosures about fair value of financial instruments, which were previously only required in the annual financial statements of publicly traded companies. The standard requires such disclosures for interim reporting periods of publicly traded companies as well. The standard also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. This standard was effective for the Company’s financial statements beginning on May 1, 2009. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes include (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”), (b) clarifying and amending the de-recognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The Company is required to adopt these changes on August 1, 2010. The Company is currently evaluating the impact of these changes on its consolidated financial statements.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (“VIE”) including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The Company is required to adopt these changes on August 1, 2010. The Company is currently evaluating the impact of these changes on its consolidated financial statements

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

In accordance with Item 10-(f)(2)(ii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million, calculated based on the actual share price on the September 14, 2009 Spin-Off date and the aggregate number of shares distributed to non-affiliates. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q.

As used below, unless the context otherwise requires, the terms “the Company,” “Holdings,” “we,” “us,” and “our” refer to CTM Media Holdings, Inc., a Delaware corporation, and our subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

OVERVIEW
We are a former subsidiary of IDT Corporation (“IDT”). As a result of the Spin-Off, on September 14, 2009, we became an independent public company. While many of the costs of being a public company were already borne by our business units – either directly or by allocation of corporate overhead from IDT – we now need to incur additional costs for the infrastructure to perform the necessary accounting, internal control and reporting functions. We expect to incur annual incremental costs of $300,000-$500,000 for these functions. A significant portion of these functions will be provided by IDT pursuant to the Master Services Agreement, dated September 14, 2009, between us and IDT.

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock and on December 3, 2009, revised the number of shares it is offering to purchase pursuant to, and extended the expiration date of, the tender offer. The Company is offering to purchase up to 0.4 million shares of its Class A common stock, or any lesser number of Class A shares that stockholders properly tender in the tender offer, and up to 2.4 million shares of its Class B common stock, or any lesser number of Class B shares that stockholders properly tender in the tender offer, representing up to thirty percent of its total outstanding capital stock, at a price per share of $1.10, for a maximum aggregate purchase price of $3.1 million. The tender offer is made upon the terms and conditions set forth in the Offer to Purchase dated November 17, 2009, and the related Letter of Transmittal, each as amended and supplemented, which have been filed with the SEC and are being made available to Holdings stockholders. The offer will expire at 5:00 p.m., New York City time, on Thursday, December 17, 2009, unless extended by the Company. In accordance with the rules of the SEC, the Company may purchase up to an additional two percent of the outstanding shares of either or both classes without amending or extending the tender offer.

Our principal businesses consist of:

CTM Media Group (“CTM”), our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses;

Our majority interest in Idea and Design Works, LLC (“IDW”), which is a comic book and graphic novel publisher that creates and licenses intellectual property; and

The WMET-AM radio station in the Washington, D.C. metropolitan area (“WMET”).

CTM
CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. CTM operates five integrated and complimentary business lines: Brochure Distribution, Design & Print, Publishing, RightCardTM, and Digital Distribution. CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2009, CTM serviced over 3,000 clients and maintained more than 11,000 display stations in over 30 states and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 58.3% of our consolidated revenues in the three months ended October 31, 2009 and 63.9% in the similar period in fiscal 2009.

IDW
IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. IDW’s revenues represented 39.3% of our consolidated revenues in the three months ended October 31, 2009 and 32.6% in the similar period in fiscal 2009.

On November 5, 2009 we purchased a 23.335% noncontrolling interest in IDW that we did now own for a purchase price of $0.4 million. After this transaction we own a 76.665% interest in IDW.

WMET
WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area. WMET’s revenues represented 2.4% of our consolidated revenues in the three months ended October 31, 2009 and 3.5% in the similar period in fiscal 2009.

REPORTABLE SEGMENTS

We have the following two reportable business segments: CTM and IDW. The results of operations of WMET do not comprise a separate reportable segment and are reported under the heading “Other.”

PRESENTATION OF FINANCIAL INFORMATION

Basis of presentation
The condensed consolidated financial statements for the periods reflect our financial position, results of operations, and cash flows as if the current structure existed for all periods presented. The financial statements have been prepared using the historical basis for the assets and liabilities and results of operations.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and intangible assets with indefinite useful lives and valuation of long-lived assets including intangible assets with finite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2009.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

Consolidated

(in millions)			Change
Quarter ended October 31,	2009	2008	$	%
Revenues
CTM	$4.9	$5.8	$(0.9)	(15.1)%
IDW	3.3	3.0	0.3	12.5
Other	0.2	0.3	(0.1)	(36.1)
Total revenues	$8.4	$9.1	$(0.7)	(6.9)%

Revenues. The decrease in consolidated revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to the decrease in CTM revenues, partially offset by an increase in IDW revenues. The decrease in CTM revenues was primarily due to the global economic slowdown and a decrease in advertising and customer spending and in some cases certain of our customers going out of business. Offsetting this decrease in CTM’s distribution revenues was an increase in printing revenues during the three months ended October 31, 2009. The increase in IDW revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was as a result of an increase in titles sold.

(in millions)			Change
Three months ended October 31,	2009	2008	$	%
Costs and expenses
Direct cost of revenues	$3.8	$3.6	$0.2	4.4%
Selling, general and administrative	3.4	4.5	(1.1)	(24.1)
Depreciation and amortization	0.3	0.4	(0.1)	(34.7)
Bad debt expense	-	0.1	(0.1)	(57.1)
Severance charges	-	0.4	(0.4)	nm
Total costs and expenses	$7.5	$9.0	$(1.5)	(17.0)%

nm—not meaningful

Direct Cost of Revenues. The increase in direct cost of revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 reflects the increases in IDW’s direct cost of revenues offset by CTM’s decrease in cost of revenues. The increase in IDW’s direct cost of revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was a result of the increase in revenues. The decrease in CTM’s direct cost of revenues was primarily the result of lower revenues. Overall gross margin decreased from 60.4% in the three months ended October 31, 2008 to 55.6% in the three months ended October 31, 2009 was due to a decrease in CTM’s gross margin. Since a significant portion of CTM cost of sales is fixed, the gross margin percentage decreases when revenues decrease. Additionally, there was a decrease in higher margin distribution revenues and an increase in lower margin printing revenues. We maintain the printing business as a method to solidify our relationship with our customers by providing this requested service.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to a decrease in the selling, general and administrative expenses of CTM. CTM’s selling, general and administrative expenses decreased in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 due to the exit from certain unprofitable lines of businesses, overall cost reductions including  headcount and  insurance premiums, and lower commissions as a result of a decrease in revenue. The exited businesses consist of Traffic Pull and Local Pull, our Internet search position enhancement ventures, and Click2Talk, our Web-based communications product. The exit from these lines of business was a process that commenced in the fourth quarter of fiscal 2008 and is completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Total selling, general and administrative expenses for these exited businesses was $0.6 million for the three months ended October 31, 2008. As a percentage of total revenues, selling, general and administrative expenses decreased from 50.1% in the three month ended October 31, 2008 to 40.8% in the three months ended October 31, 2009 as selling, general and administrative expenses decreased while revenues increased.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of our Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.  The related stock-based compensation related to this grant in the first quarter of fiscal 2010 was nil.

Bad Debt Expense. The decrease in bad debt expense in the three months ended October 31, 2009 was due primarily to a decrease in bad debt expense of WMET.

 Severance Charges. The charges in the three months ended October 31, 2008 consist primarily of severance related to a company-wide cost savings program initiated towards the end of the third quarter of Fiscal 2006.

(in millions)			Change
Three months ended October 31,	2009	2008	$	%
Income from operations	$0.9	$0.0	$0.9	nm
Interest income, net	—	0.0	0.0	nm
Other expense, net	—	0.0	0.0	nm
Provision for income taxes	(0.2)	(0.2)	(0.0)	nm
Net income (loss)	0.7	(0.2)	0.9	nm
Less: Net income attributable to non controlling interest	(0.2)	(0.1)	(0.1)	nm
Net income (loss) attributable to CTM Media Holdings, Inc.	$0.5	$(0.3)	$0.8	nm

nm—not meaningful

Income Taxes. Provision for income taxes in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 remained substantially unchanged.

We and IDT entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, IDT must indemnify us from all liability for taxes of ours and our subsidiaries for periods ending on or before September 14, 2009, and we must indemnify IDT from all liability for taxes of ours and our subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, IDT shall have the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. We shall have the right to participate jointly in any proceeding that may affect our tax liability unless IDT has indemnified us. Finally, we and our subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for the account of IDT.

Income (loss) attributable to noncontrolling interests. Noncontrolling interests arise from the 47% interest held by the minority owners of IDW.

On November 5, 2009 we purchased a 23.335% noncontrolling interest in IDW that we did now own for a purchase price of $0.4 million. After this transaction we own a 76.665% interest in IDW.

CTM

(in millions)			Change
Three months ended Oct 31,	2009	2008	$	%
Revenues	$4.9	$5.8	$(0.9)	(15.1)%
Direct cost of revenues	1.7	1.9	(0.2)	(8.4)
Selling, general and administrative	2.2	3.4	(1.2)	(34.2)
Depreciation and amortization	0.2	0.2	0.0	6.4
Bad debt expense	0.0	0.0	0.0	nm
Impairment and severance charges	0.0	0.4	(0.4)	nm
Income (loss) from operations	$0.8	$(0.1)	$0.9	nm

nm—not meaningful

Revenues. The decrease in CTM’s revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to a decrease in distribution revenues attributable to the global economic slowdown and a decrease in advertising and customer spending and in some cases certain customers going out of business. The most significant declines have been in our New York market, due to the weakness in Broadway show advertising, followed by Connecticut and Florida. We are beginning to see positive signs of a gradual recovery in our business such that we expect revenues beginning in the third quarter of fiscal 2010 to be slightly higher than our corresponding fiscal 2009 quarterly revenues.

Direct Cost of Revenues. Direct cost of revenues consists primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses, and print and design expenses. The decrease in direct cost of revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 is primarily due to decreased revenues.

CTM’s gross margin decreased in the three months ended October 31, 2009 to 65.4% compared to 68.0% in the similar period in fiscal 2009. The decrease was primarily due to a decrease in relatively higher margin distribution revenues and an increase in relatively lower margin printing revenues. However, we maintain the printing business as a method to solidify our relationship with our customers by providing this requested service.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs and insurance. Selling, general and administrative expenses decreased in the three months ended October 31, 2009 as compared to the similar period in fiscal 2009 primarily due to the exit from certain unprofitable lines of businesses, consisting of Traffic Pull, Local Pull and Click2Talk. The exit from these lines of business was a process that commenced in the fourth quarter of fiscal 2008 and is completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Total selling, general and administrative expenses for these exited businesses was $0.6 million for the three months ended October 31, 2008. As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses decreased in the three month ended October 31, 2009 to 45.9% from 59.1% in the similar period in fiscal 2009, as selling, general and administrative expenses decreased at a faster rate than revenues.

Severance charges. The charges in the three months ended October 31, 2008 consists primarily of severance related to an IDT company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

IDW

(in millions)			Change
Three months ended October 31,	2009	2008	$	%
Revenues	$3.3	$3.0	$0.3	12.5%
Direct cost of revenues	2.1	1.8	0.3	18.2
Selling, general and administrative	0.9	0.8	0.1	16.0
Depreciation and amortization	0.0	0.1	(0.1)	nm
Impairment and severance charges	0.0	—	0.0	nm
Income from operations	$0.3	$0.3	$(0.0)	nm

nm—not meaningful

Revenues. The increase in IDW’s revenues in the three months ended October 31, 2009 as compared to the similar period in fiscal 2009 was due to new editorial hires in the fourth quarter of fiscal 2009 and first quarter of fiscal 2010, which have resulted in more products and an increase in the number of titles released ..  Also, revenues increased due to fourth quarter comic book movie releases, such as Transformers: Revenge of the Fallen, Star Trek (2009), Terminator Salvation, and G.I. Joe: The Rise of Cobra, that continued to have an impact on first quarter revenues, and the release in the first quarter of fiscal 2010 of Bloom County, one of the most popular and critically acclaimed newspaper strips. We do not expect IDW’s fiscal 2010 revenues to be as high as those earned in fiscal 2009.

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

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses and costs of artists and writers. The increase in direct cost of revenues in the three months ended October 31, 2009 as compared to the similar period in fiscal 2009 reflects the increase in revenues.

IDW’s aggregate gross margin decreased in the three months ended October 31, 2009 to 38.2% from 41.2% in the similar period in fiscal 2009. The decrease in the three months ended October 31, 2009 was primarily due to the mix of products.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three month ended October 31, 2009 as compared to the similar period in fiscal 2009 primarily due to higher commissions due to increased revenues and the increase in the number of employees and consultants. In addition, IDW added a Chief Operating Officer, and implemented a more structured bonus plan as compared to the similar period in fiscal 2009, all of which resulted in an increase in selling, general and administrative expense. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses increased in the three months ended October 31, 2009 to 28.0% from 27.1% in the similar period in fiscal 2009, as revenues increased at a slower rate than selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT.

(in millions)	Three months ended October 31,
	2009	2008
Cash flows provided by (used in):
Operating activities	$1.9	$(0.1)
Investing activities	(0.1)	(0.2)
Financing activities	1.9	0.2
Increase (decrease) in cash and cash equivalents	$3.7	$(0.1)

Operating Activities
Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Beginning in the fourth quarter of fiscal 2008, we commenced to exit from certain unprofitable lines of businesses of CTM, consisting of Traffic Pull, Local Pull and Click2Talk. The exit from these lines of business is completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Cash used in operating activities from these exited businesses was approximately $0.6 million for the three months ended October 31, 2008.

Investing Activities
Our capital expenditures were $0.1 million in the three months ended October 31, 2009 and $0.2 million in the similar period in fiscal 2009. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2010 will be approximately $0.3 million. We expect to fund our capital expenditures with our cash, cash equivalents and short term investments on hand and the $2.0 million of cash that we received from IDT in September 2009.

Financing Activities.

During all periods presented though the September 14, 2009 Spin-Off, IDT provided us with the required liquidity to fund our working capital requirements and investments for some of our businesses. We used any excess cash provided by our operations to repay IDT. In the three months ended October 31, 2009 and 2008, IDT provided cash to us of $2.4 million and $0.6 million, respectively. In September 2009, the amount due to IDT of $27.3 million was converted into a capital contribution.

We distributed cash of $0.4 million in the three months ended October 31, 2009 and $0.3 million in the similar period in fiscal 2009 to the minority shareholders of IDW.

We repaid capital lease obligations of $0.1 million in the three months ended October 31, 2009 and nil in the similar period in fiscal 2009.

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Gross trade accounts receivable decreased to $3.3 million at October 31, 2009 compared to $4.6 million at July 31, 2009, primarily due to higher collections in IDW. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 20.2% at October 31, 2009 compared to 14.7% at July 31, 2009, primarily due to changes in WMET’s allowance as result of new management re-evaluating the adequacy of WMET’s allowance.

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

We are currently evaluating strategic alternatives with respect to certain of our business units, particularly WMET, in an attempt to (i) rid ourselves of the negative impact of money losing operations, or (ii) take advantage of attractive opportunities to monetize business units.

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT. The conversion of our balance due to IDT into a capital contribution in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect that our operations in fiscal 2010 and the balance of cash, cash equivalents and short term investment that we held as of October 31, 2009, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, and fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances, as well as cash flows from our operations, will be sufficient to meet our long-term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenues and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK
Revenues from our international operations represented 8.6% and 9.2% of our consolidated revenues for the three months ended October 31, 2009 and 2008, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar, primarily Canadian dollars and recently in Euros, although our revenues in Euros are not significant at this time. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of U.S. GAAP. These changes establish the FASB Accounting Standards Codification™ (the "Codification") as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change or alter existing U.S. GAAP. The adoption of these changes had no impact on our financial position, results of operations or cash flows.

On August 1, 2009, we adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, we retrospectively changed the classification and presentation of noncontrolling interests in our financial statements for all prior periods. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued a standard that amends the requirements for disclosures about fair value of financial instruments, which were previously only required in the annual financial statements of publicly traded companies. The standard requires such disclosures for interim reporting periods of publicly traded companies as well. The standard also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. This standard was effective for our financial statements beginning on May 1, 2009. The adoption of this standard had no impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes include (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”), (b) clarifying and amending the de-recognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  We are required to adopt these changes on August 1, 2010. We are currently evaluating the impact of these changes on our consolidated financial statements.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (“VIE”) including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. We are required to adopt these changes on August 1, 2010. We are currently evaluating the impact of these changes on our consolidated financial statements.

Item 3.               Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

 Item 1.     Legal Proceedings

    None

Item 1A.    Risk Factors

    There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.     Defaults Upon Senior Securities

    None

 Item 4.     Submission of Matters to a Vote of Security Holders

    None

 Item 5.     Other Information

    None

Item 6.     Exhibits, Financial Statement Schedules.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTM Media Holdings, Inc.

December 15, 2009	By:	/s/ Marc E. Knoller
Marc E. Knoller Chief Executive Officer and President

December 15, 2009	By:	/s/ Leslie B. Rozner
Leslie B. Rozner Chief Financial Officer, Treasurer and Secretary