Form 10-Q
period 2010-01-31
CTM MEDIA HOLDINGS, INC.
filed 2010-03-17
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No  ☒

As of March 10, 2010, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,106,468 shares outstanding (excluding 178,517 treasury shares)
Class B common stock, $0.01 par value:	6,129,322 shares outstanding (excluding 794,128 treasury shares)
Class C common stock, $0.01 par value:	1,090,775 shares outstanding

CTM MEDIA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	January 31, 2010	July 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,746	$6,480
Short term investment	1,028	1,024
Trade accounts receivable, net	2,381	3,908
Inventory	1,394	1,405
Prepaid expenses	1,057	983
Total current assets	14,606	13,800
Property and equipment, net	3,882	4,243
Licenses and other intangibles, net	534	587
Other assets	184	159
Total assets	$19,206	$18,789
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$816	1,024
Accrued expenses	2,510	2,050
Deferred revenue	1,332	1,731
Due to IDT Corporation	—	24,921
Capital lease obligations—current portion	227	222
Other current liabilities	716	563
Total current liabilities	5,601	30,511
Capital lease obligations—long-term portion	401	529
Total liabilities	6,002	31,040
Commitments and contingencies		—
Equity (deficit):
CTM Media Holdings, Inc. stockholders’ equity (deficit):
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 1,285 shares issued and 1,106 shares outstanding at January 31, 2010	13	—
Class B common stock, $.01 par value; authorized shares—65,000; 6,924 shares issued and 6,129 shares outstanding at January 31, 2010	69	—
Class C common stock, $.01 par value; authorized shares—15,000; 1,091 shares issued and outstanding at January 31, 2010	11	—
Additional paid-in capital	60,903	33,141
Treasury Stock, at cost, consisting of 179 shares of shares of Class A and 794 shares of Class B at January 31, 2010	(1,070)	—
Accumulated other comprehensive income	124	124
Accumulated deficit	(47,684)	(47,483)
Total CTM Media Holdings, Inc. stockholders’ equity (deficit)	12,366	(14,218)
Noncontrolling interests	838	1,967
Total equity (deficit)	13,204	(12,251)
Total liabilities and equity (deficit)	$19,206	$18,789

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(in thousands, except per share data)	2010	2009	2010	2009

Revenues	$6,514	$7,244	14,949	$16,301
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	3,233	3,361	6,982	6,950
Selling, general and administrative (i)	3,641	3,720	7,082	8,254
Depreciation and amortization	273	391	547	811
Bad debt	169	319	201	395
Impairment and severance charges	-	31,697	-	32,112
Total costs and expenses	7,316	39,488	14,812	48,522
(Loss) income from operations	(802)	(32,244)	137	(32,221)
Interest expense, net	(42)	(12)	(60)	(28)
Other income (expense), net	3	7	(4)	4
(Loss) income before income taxes	(841)	(32,249)	73	(32,245)
Benefit from (provision for) income taxes	116	10	(123)	(157)
Net Loss	(725)	$(32,239)	(50)	$(32,402)

Less - net (loss) income attributable to non-controlling interests	(6)	(888)	151	(736)
Net loss attributable to CTM Media Holdings, Inc.	(719)	(31,351)	(201)	(31,666)

Loss per share attributable to CTM Media Holdings, Inc. common stockholders:
Basic and Diluted	$(0.11)	$(4.69)	$(0.03)	$(4.74)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic and Diluted	6,380	6,684	6,539	6,684

(i) Stock-based compensation included in selling, general and administrative expenses	113	(7)	131	(3)

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months ended January 31, (in thousands)	2010	2009
Operating activities
Net loss	$(50)	$(32,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	547	811
Provision for doubtful accounts receivable	201	395
Impairment charges	—	31,466
Stock-based compensation	131	(3)
Change in assets and liabilities:
Trade accounts receivable	1,302	527
Inventory, prepaid and other assets	(63)	(443)
Trade accounts payable, accrued expenses, and other current liabilities	427	(457)
Deferred revenue	(398)	(897)
Net cash provided by (used in) operating activities	2,097	(1,003)
Investing activities
Capital expenditures	(153)	(393)
Net purchase of IDW noncontrolling interest	(414)	—
Net purchase of short-term investment	—	(1,010)
Net cash used in investing activities	(567)	(1,403)
Financing activities
Distributions to holders of noncontrolling interests	(435)	(340)
Funding provided by IDT Corporation, net	2,371	900
Repurchases of Class A and Class B common stock	(1,070)	—
Repayments of capital lease obligations	(130)	(80)
Net cash provided by financing activities	736	480
Net increase (decrease) in cash and cash equivalents	2,266	(1,926)
Cash and cash equivalents at beginning of period	6,480	5,590
Cash and cash equivalents at end of period	$8,746	$3,664

Supplemental schedule of non-cash investing and financing activities
Purchases of property and equipment through capital lease obligations	$-	$95

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CTM Media Holdings, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2010 refers to the fiscal year ending July 31, 2010).

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 11).

The Company consists of the following principal businesses:

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

The Company was formerly a subsidiary of IDT Corporation (“IDT Corporation” or “IDT”) formed on May 8, 2009. On September 14, 2009, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). IDT transferred its ownership in all of the entities that became the Company’s consolidated subsidiaries prior to the Spin-Off. The entities that became direct or indirect subsidiaries of the Company are: CTM; Beltway Acquisition Corporation; IDT Local Media, Inc. (which conducted certain operations related to CTM with only the Local Pull business still active) and IDT Internet Mobile Group, Inc. (“IIMG”). IIMG owns approximately 77% of the equity interests in IDW (see Note 10 for the purchase of additional interest in IDW). All indebtedness owed by any of these entities to IDT Corporation or its affiliates was converted into a capital contribution.  All references to the Company, its assets and results of operations for periods prior to the actual formation of the Company, refer to the subsidiaries of IDT that are now owned by the Company, and their consolidated assets and results of operations.

The Company’s authorized capital stock consists of (a) 35 million shares of Class A common stock, (b) 65 million shares of Class B common stock, (c) 15 million shares of Class C common stock, and (d) 10 million shares of Preferred Stock. IDT Corporation completed the Spin-Off through a pro rata distribution of the Company’s common stock to IDT Corporation’s stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT Corporation’s stockholders received: (i) one share of the Company’s Class A common stock for every three shares of IDT Corporation’s common stock held on the record date; (ii) one share of the Company’s Class B common stock for every three shares of IDT Corporation’s Class B common stock held on the record date; (iii) one share of the Company’s Class C common stock for every three shares of the IDT Corporation’s Class A common stock held on the record date; and (iv) cash from IDT Corporation in lieu of a fractional share of all classes of the Company’s common stock. On September 14, 2009, as a result of the Spin-Off, the Company had 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock issued and outstanding.

Note 2—Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock using the treasury stock method, unless the effect of such increase is anti-dilutive.

For the three and six months ended January 31, 2009 and 2010, the diluted earnings per share equal basic earnings per share because the Company had losses from operations. The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	January 31,
	2010	2009
	(in thousands)
Non-vested restricted stock	2,495	831

The earnings per share for the periods prior to the Spin-Off were calculated as if the number of shares outstanding at the Spin-Off were outstanding during those periods.

Note 3—Equity (deficit)

Changes in the components of equity (deficit) were as follows:

	Six Months Ended January 31, 2010
	Attributable to the company	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2009	$(14,218)	$1,967	$(12,251)

Cash contribution and capitalization of balance due to IDT Corporation	27,293	—	27,293
Stock based compensation	131	—	131
Repurchases of common stock and Class B common stock	(1,070)	—	(1,070)
Partial acquisition of noncontrolling interest	431	(845)	(414)
Cash distributions	—	(435)	(435)
Net (loss) income	(201)	151	(50)

Balance, January 31, 2010	$12,366	$838	$13,204

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

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock and on December 3, 2009, revised the number of shares it offered to purchase pursuant to, and extended the expiration date of, the tender offer. On December 17, 2009, the Company further extended the expiration date of the tender offer. The Company offered to purchase up to 0.4 million shares of its Class A common stock, or any lesser number of Class A shares that stockholders properly tender in the tender offer, and up to 2.4 million shares of its Class B common stock, or any lesser number of Class B shares that stockholders properly tender in the tender offer, representing up to thirty percent of its total outstanding capital stock, at a price per share of $1.10, for a maximum aggregate purchase price of $3.1 million. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase dated November 17, 2009, and the related Letter of Transmittal, each as amended and supplemented, which have been filed with the SEC and were made available to the Company’s stockholders. The offer expired at 5:00 p.m., New York City time, on Tuesday, December 22, 2009. As a result, the Company repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of its total outstanding capital stock. Following the tender offer, the Company had approximately 1.1 million shares of its Class A common stock, 6.1 million shares of its Class B common stock and 1.1 million shares of its Class C common stock outstanding.

Note 4—Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that, under generally accepted accounting principles are excluded from net income. Changes in the components of other comprehensive income (loss) are described below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(725)	$(32,239)	$(50)	$(32,402)
Foreign currency translation adjustments	(5)	(20)	-	(82)
Comprehensive loss	(730)	(32,259)	(50)	(32,484)
Comprehensive loss (income) attributable to noncontrolling interests	6	888	(151)	736
Comprehensive loss attributable to CTM Media Holdings, Inc.	$(724)	(31,371)	$(201)	$(31,748)

Note 5—Business Segment Information

The Company has the following reportable business segments: CTM, IDW and WMET. CTM consists of our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses. IDW is a comic book and graphic novel publisher that creates and licenses original intellectual property. WMET-AM operates a radio station in the Washington, D.C. metropolitan area.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	WMET	Total
Three months ended January 31, 2010
Revenues	$3,924	$2,441	$149	$6,514
Operating loss	(375)	(306)	(121)	(802)
Depreciation and amortization	203	25	45	273
Total assets at January 31, 2010	9,918	6,547	2,741	19,206
Three months ended January 31, 2009
Revenues	$4,578	$2,375	$291	$7,244
Operating income(loss)	(30,079)	(1,931)	(234)	(32,244)
Depreciation and amortization	198	67	126	391
Impairment and severance charges	29,831	1,806	60	31,697
Total assets at January 31, 2009	7,729	4,843	4,182	16,754
Six months ended January 31, 2010
Revenues	$8,839	$5,759	$351	$14,949
Operating income (loss)	387	1	(251)	137
Depreciation and amortization	399	57	91	547
Six months ended January 31, 2009
Revenues	$10,367	$5,325	$609	$16,301
Operating loss	(30,192)	(1,618)	(411)	(32,221)
Depreciation and amortization	408	151	252	811
Impairment and severance charges	30,226	1,825	61	32,112

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

Note 7—Related Party Transaction

Prior to the Spin-Off, IDT Corporation, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items to the entities that became the Company’s consolidated subsidiaries. The Company and IDT Corporation entered into a Master Services Agreement, dated September 14, 2009, pursuant to which IDT Corporation will continue to provide to the Company, among other things, certain administrative and other services. In addition, pursuant to the Master Services Agreement, IDT Corporation will provide certain additional services to the Company, on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC, as well as maintaining minutes, books and records of meetings of the Board of Directors, Audit Committee and Compensation Committee, as well as assistance with corporate governance. The cost of these additional services are not included in the Company’s historical results of operations for the period prior to the Spin-Off, as they were not applicable for periods that the Company was not a separate public company. In the three and six months ended January 31, 2010, the Company’s selling, general and administrative expenses were $0.4 million and $0.9 million, respectively, for all services and allocated expenses charged by IDT Corporation to the Company. In the three and six months ended January 31, 2009, the Company’s selling, general and administrative expenses were $1.1 million and $2.8 million, respectively, for all services and allocated expenses charged by IDT Corporation to the Company.

In September 2009, IDT Corporation funded the Company with an additional $2.0 million in cash in advance of the Spin-Off.  Also on September 14, 2009, the aggregate of approximately $27.3 million of the amount due to IDT Corporation was converted into a capital contribution. At January 31, 2010, other current liabilities included $0.2 million due to IDT Corporation.

IDT Corporation and the Company entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, IDT Corporation shall indemnify the Company from all liability for taxes of the Company and its subsidiaries for periods ending on or before September 14, 2009, and the Company shall indemnify IDT Corporation from all liability for taxes of the Company and its subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, IDT Corporation shall have the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. The Company shall have the right to participate jointly in any proceeding that may affect its tax liability unless IDT Corporation has indemnified the Company. Finally, the Company and its subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for the account of IDT Corporation.

Note 8 – Impairment and Severance Charges

In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of the Company’s reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, and (3) significant revisions to internal forecasts. The Company measured the fair value of its reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of CTM and IDW exceeded their estimated fair values; therefore additional steps were performed for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the three and six months ended January 31, 2009, the Company recorded goodwill impairment of $29.7 million in CTM and $1.8 million in IDW, which reduced the carrying amount of the goodwill in each of these reporting units to zero.

In the three and six months ended January 31, 2009 the Company recorded restructuring charges of $0.2 million and $0.6 million, respectively, consisting primarily of severance related to a company-wide cost savings program and reduction in force.

Note 9 – Tender Offer

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock and on December 3, 2009, revised the number of shares it offered to purchase pursuant to, and extended the expiration date of, the tender offer. On December 17, 2009, the Company further extended the expiration date of the tender offer. The Company offered to purchase up to 0.4 million shares of its Class A common stock, or any lesser number of Class A shares that stockholders properly tender in the tender offer, and up to 2.4 million shares of its Class B common stock, or any lesser number of Class B shares that stockholders properly tender in the tender offer, representing up to thirty percent of its total outstanding capital stock, at a price per share of $1.10, for a maximum aggregate purchase price of $3.1 million. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase dated November 17, 2009, and the related Letter of Transmittal, each as amended and supplemented, which have been filed with the SEC and were made available to the Company’s stockholders. The offer expired at 5:00 p.m., New York City time, on Tuesday, December 22, 2009. As a result, the Company repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of its total outstanding capital stock.

Note 10 – Acquisitions and Dispositions

Purchase of Noncontrolling Interests in IDW

On November 5, 2009, the Company purchased an additional 23.335% noncontrolling interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, the Company owns a 76.665% interest in IDW. The acquisition was accounted for as an equity transaction in accordance with the accounting standards on noncontrolling interests.  The Company acquired the additional noncontrolling interests as it determined that the purchase price was reasonable as well as to reduce the number of noncontrolling interest holders in this business.

Sale of assets of WMET

See Note 12 for subsequent event regarding the Company’s agreement for the sale of the assets of its WMET radio station.

Note 11— Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

In September 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of U.S. GAAP. These changes establish the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change or alter existing U.S. GAAP. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of noncontrolling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. In January 2010, the FASB amended the accounting standard relating to noncontrolling interests in consolidated financial statements (1) to address implementation issues related to the changes in ownership provisions of the standard and (2) to expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the standard. These amendments were effective for the Company when they were issued by the FASB. The adoption of the amendments to this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (“VIE”) including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The Company is required to adopt these changes on August 1, 2010. The Company is currently evaluating the impact of these changes on its consolidated financial statements

In January 2010, the FASB amended the accounting standard relating to fair value measurements primarily to improve the disclosures about fair value measurements in financial statements. The main provisions of the amendment require new disclosures about (1) transfers in and out of the three levels of the fair value hierarchy and (2) activity within Level 3 of the hierarchy. In addition, the amendment clarifies existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. The Company was required to adopt these changes to its disclosures about fair value measurements on February 1, 2010, except for certain of the disclosures about the activity within Level 3, which are required to be adopted on August 1, 2011. The Company does not expect the adoption of these changes to its disclosures about fair value measurements to have an impact on its financial position, results of operations or cash flows.

Note 12 — Subsequent Events

Sale of WMET Radio

On February 23, 2010, the Company executed an agreement to sell the assets of its WMET radio station for a sale price of $4 million in a combination of cash and a promissory note of the buyer that will be secured by the assets being sold. The sale is subject to approval of the Federal Communications Commission (the “FCC”), other third parties and other customary conditions.  The sale includes substantially all of the assets used in the WMET business other than working capital.  The purchase price is payable $1.3 million in cash by the closing and the remainder under a two-year promissory note, which is extendable in part to three years at the option of the buyer.  The buyer also has the option of paying a total of $3.6 million in cash at the closing as payment in full for the transaction. The transaction is expected to close during the Company’s third or fourth fiscal quarter. The sale met the criteria to be reported as a discontinued operation in the third quarter of fiscal 2010 and accordingly, WMET’s results will be classified in the third quarter of fiscal 2010 as part of discontinued operations. The carrying value of the assets being sold as of January 31, 2010 were $1.8 million net property plant and equipment and $0.5 million of intangible assets.

In conjunction with the sale of the WMET assets, the Company also announced that its Board of Directors approved the payment of a cash dividend in the amount of $0.25 per share (approximately $2 million in the aggregate) which was paid to holders of the Company’s Class A, Class B and Class C common stock. The dividend was paid on March 15, 2010 to stockholders of record as of March 8, 2010.

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

In accordance with Item 10(f)(2)(ii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million, calculated based on the actual share price on the September 14, 2009 Spin-Off date and the aggregate number of shares distributed to non-affiliates. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q.

As used below, unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” refer to CTM Media Holdings, Inc., a Delaware corporation, and our subsidiaries.

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

OVERVIEW

We are a former subsidiary of IDT Corporation (“IDT”). As a result of the Spin-Off, on September 14, 2009, we became an independent public company. While many of the costs of being a public company were already borne by our business units – either directly or by allocation of corporate overhead from IDT – we now need to incur additional costs for the infrastructure to perform the necessary accounting, internal control and reporting functions. We expect the annual incremental costs of for these functions to be between approximately $450,000-$650,000. A significant portion of these functions will be provided by IDT pursuant to the Master Services Agreement, dated September 14, 2009, between us and IDT.

On November 17, 2009, we commenced a tender offer to purchase up to thirty percent of our outstanding common stock and on December 3, 2009 revised the number of shares we offered to purchase pursuant to, and extended the expiration date of, the tender offer. On December 17, 2009, we further extended the expiration date of the tender offer. We offered to purchase up to 0.4 million shares of our Class A common stock, or any lesser number of Class A shares that stockholders properly tendered in the tender offer, and up to 2.4 million shares of our Class B common stock, or any lesser number of Class B shares that stockholders properly tendered in the tender offer, representing up to thirty percent of our total outstanding capital stock, at a price per share of $1.10, for a maximum aggregate purchase price of $3.1 million. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase dated November 17, 2009, and the related Letter of Transmittal, each as amended and supplemented, which have been filed with the SEC and were made available to our stockholders. The offer expired at 5:00 p.m., New York City time, on Tuesday, December 22, 2009. In the tender offer, we repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of our then total outstanding capital stock.

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

CTM
CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. CTM operates five integrated and complimentary business lines: Brochure Distribution, Design & Print, Publishing, RightCardTM, and Digital Distribution. CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2009, CTM serviced over 3,000 clients and maintained more than 11,000 display stations in over 30 states and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 59.2% of our consolidated revenues in the six months ended January 31, 2010 and 63.6% in the similar period in fiscal 2009.

IDW
IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. IDW’s revenues represented 38.5% of our consolidated revenues in the six months ended January 31, 2010 and 32.7% in the similar period in fiscal 2009.

On November 5, 2009, we purchased an additional 23.335% noncontrolling interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW. We acquired the additional noncontrolling interests as we determined that the purchase price was reasonable as well as to reduce the number of noncontrolling interest holders in this business.

WMET
WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area. WMET’s revenues represented 2.3% of our consolidated revenues in the six months ended January 31, 2010 and 3.7% in the similar period in fiscal 2009.

On February 23, 2010, we executed an agreement to sell the assets of our WMET radio station for a sale price of $4 million in a combination of cash and a promissory note of the buyer that will be secured by the assets being sold. The sale is subject to approval of the FCC, other third parties and other customary conditions.  The sale includes substantially all of the assets used in the WMET business other than working capital.  The purchase price is payable $1.3 million in cash by the closing and the remainder under a two-year promissory, which is extendable in part to three years at the option of the buyer.  The buyer also has the option of paying a total of $3.6 million in cash at the closing as payment in full for the transaction. The transaction is expected to close during our third or fourth fiscal quarter. The sale met the criteria to be reported as a discontinued operation in the third quarter of fiscal 2010 and accordingly, WMET’s results will be classified in the third quarter of fiscal 2010 as part of discontinued operations. The carrying values of the assets being sold as of January 31, 2010 are $1.8 million net property plant and equipment and $0.5 million in intangible assets.

REPORTABLE SEGMENTS

We have the following reportable business segments: CTM, IDW and WMET.

PRESENTATION OF FINANCIAL INFORMATION

Basis of presentation
The condensed consolidated financial statements for the periods reflect our financial position, results of operations, and cash flows as if the current structure existed for all periods presented. The financial statements have been prepared using the historical basis for the assets and liabilities and results of operations.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts and intangible assets with indefinite useful lives and valuation of long-lived assets including intangible assets with finite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2009.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations. Also, we did not include a separate discussion of WMET’s result of operation since the operations are not significant.

Three and Six Months Ended January 31, 2010 Compared to Three and Six Months Ended January 31, 2009

Consolidated

(in millions)	Three Months ended January 31,		Change		Six Months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
Revenues
CTM	$3.9	$4.5	$(0.6)	(14.3)%	$8.8	$10.4	$(1.6)	(14.7)%
IDW	2.4	2.4	-	nm	5.7	5.3	0.4	8.1
WMET	0.2	0.3	(0.1)	(49.)	0.4	0.6	(0.2)	(42.3)
Total revenues	$6.5	$7.2	$(0.7)	(10.1)%	$14.9	$16.3	$(1.4)	(8.3)%

nm—not meaningful

Revenues. The decrease in consolidated revenues in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 was primarily due to the decrease in CTM revenues. The decrease in CTM revenues was primarily due to the global economic slowdown in our distribution and printing businesses. Some of CTM’s distribution customers rely on state and local funding or grants which have been decreased or eliminated, resulting in reduced advertising and customer spending and, in some cases, certain of our customers going out of business. The decrease in consolidated revenues in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 was primarily due to the decrease in CTM revenues, partially offset by an increase in IDW revenues. The increase in IDW revenues was primarily the result of an increase in titles sold from fourth quarter comic book movie releases that continued to have an impact on first quarter revenues.

(in millions)	Three Months ended January 31,		Change		Six Months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
Costs and expenses
Direct cost of revenues	$3.2	$3.4	$(0.2)	3.8%	$7.0	$6.9	$0.1	0.5%
Selling, general and administrative	3.6	3.7	(0.1)	(2.1)	7.1	8.3	(1.2)	(14.2)
Depreciation and amortization	0.3	0.4	(0.1)	(30.2)	0.5	0.8	(0.3)	(32.5)
Bad debt expense	0.2	0.3	(0.1)	(47.1)	0.2	0.4	(0.2)	(49.0)
Impairment and severance charges	-	31.7	(31.7)	nm	-	32.1	(32.1)	nm
Total costs and expenses	$7.3	$39.5	$(32.2)	(81.5)%	$14.8	$48.5	$(33.7)	(69.5)%

nm—not meaningful

Direct Cost of Revenues. The decrease in direct cost of revenues in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 was a result of the decrease in revenues. The slight increase in direct cost of revenues in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 reflects the increases in IDW’s direct cost of revenues offset by CTM’s decrease in cost of revenues. The increase in IDW’s direct cost of revenues in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 was a result of the increase in revenues while the decrease in CTM’s direct cost of revenues was primarily the result of lower revenues. Overall gross margin decreased to 50.4% and 53.3% in the three and six months ended January 31, 2010 respectively, from 53.6% and 57.4% in the three and six months ended January 31, 2009 respectively, was due to a decrease in CTM’s gross margin. Since a significant portion of CTM cost of sales is fixed, the gross margin percentage decreases when revenues decrease.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 was primarily due to a decrease in the selling, general and administrative expenses of CTM. CTM’s selling, general and administrative expenses decreased in the three and six months ended January 31, 2010 compared to the similar period in fiscal 2009 due to the exit from certain unprofitable lines of businesses, overall cost reductions including headcount and insurance premiums, and lower commissions as a result of a decrease in revenue. The exited businesses consist of Traffic Pull and Local Pull, our Internet search position enhancement ventures, and Click2Talk, our Web-based communications product. The exit from these lines of business was a process that commenced in the fourth quarter of fiscal 2008 and is completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels which is more cost effective for us. Total selling, general and administrative expenses for these exited businesses was $0.5 million and $1.1 million for the three and six months ended January 31, 2009. The decrease in selling, general and administrative expenses in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 was offset by increased expenses from costs associated with operating as a publicly traded company. Total selling, general and administrative expenses associated with operating as a publicly traded company was $0.5 million and $0.7 million for the three and six months ended January 31, 2010.

As a percentage of total revenues, selling, general and administrative expenses increased to 55.9% in the three months ended January 31, 2010 from 51.4% in the similar period in fiscal 2009 and decreased to 47.4% in the six months ended January 31, 2010 from 50.6% in the similar period in fiscal 2009.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of our Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.  The related stock-based compensation related to this grant was $0.1 million for the three and six months ended January 31, 2010.

Bad Debt Expense. The decrease in bad debt expense in the three and six months ended January 31, 2010 was due primarily to a decrease in bad debt expense of CTM.

Impairment and Severance Charges. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, and (3) significant revisions to internal forecasts. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of CTM and IDW exceeded their estimated fair values; therefore additional steps were performed for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the three and six months ended January 31, 2009, we recorded goodwill impairment of $29.7 million in CTM and $1.8 million in IDW, which reduced the carrying amount of the goodwill in each of these reporting units to zero. In the three and six months ended January 31, 2009 we recorded restructuring charges of $0.2 million and $0.6 million, respectively, consisted primarily of severance related to a company-wide cost savings program and reduction in force.

(in millions)	Three Months ended January 31,		Change		Six Months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
(Loss) income from operations	$(0.8)	$(32.2)	$31.4	nm	$0.1	$(32.2)	$32.3	nm
Benefit from (provision for) income taxes	0.1	0.0	0.1	nm	(0.1)	(0.2)	0.1	nm
Net loss	(0.7)	(32.2)	31.5	nm	(0.0)	(32.4)	32.4	nm
Less: Net loss (income) attributable to noncontrolling interest	0.0	0.8	0.8	nm	(0.2)	0.7	0.9	nm
Net loss attributable to CTM Media Holdings, Inc.	$(0.7)	$(31.4)	$30.7	nm	$(0.2)	$(31.7)	$31.5	nm

nm—not meaningful

Income Taxes. Benefit from (provision for) income taxes in the three and six months ended January 31, 2010 compared to the similar period in fiscal 2009 remained substantially unchanged.

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

Income (loss) attributable to noncontrolling interests. On November 5, 2009, we purchased an additional 23.335% noncontrolling interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW.

CTM

(in millions)	Three months ended January 31,		Change		Six Months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
Revenues	$3.9	$4.5	$(0.6)	(14.3)%	$8.8	$10.4	$(1.6)	(14.7)%
Direct cost of revenues	1.7	1.7	0.0	(3.8)	3.4	3.6	(0.2)	(6.2)
Selling, general and administrative	2.4	2.6	(0.2)	(9.9)	4.6	6.1	(1.5)	(23.6)
Depreciation and amortization	0.2	0.2	0.0	2.3	0.4	0.4	0.0	(2.2)
Bad debt expense	0.0	0.3	(0.3)	nm	0.0	0.3	(0.3)	nm
Impairment and severance charges	0.0	29.8	(29.8)	nm	0.0	30.2	(30.2)	nm
(Loss) income from operations	$(0.4)	$(30.1)	$29.7	nm	$0.4	$(30.2)	$30.6	nm

nm—not meaningful

Revenues. The decrease in CTM’s revenues in the three and six months ended January 31, 2010 compared to the similar period in fiscal 2009 was primarily due to a decrease in distribution revenues primarily attributable to the global economic slowdown in our distribution and printing business. The most significant declines have been in our New York market, due to the weakness in Broadway show advertising, followed by the Mid-West and Florida. Some of CTM’s distribution customers rely on state and local funding or grants which have been decreased or eliminated resulting in reduced advertising and customer spending. We are beginning to see positive signs of a gradual recovery in our business such that we expect revenues beginning with the fourth quarter of fiscal 2010 to be equal or slightly higher than the comparable period fiscal 2009.

Direct Cost of Revenues. Direct cost of revenues consists primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses and print and design expenses. The direct cost of revenues in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 is relatively flat. The variable component of cost of sales has decreased as revenue has decreased offset by increased gasoline and payroll expenses. The decrease in direct cost of revenues in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 is primarily due to decreased revenues offset by increased gasoline and payroll expenses.

CTM’s gross margin percentage decreased in the three and six months ended January 31, 2010 to 57.2% and 61.8%, respectively, compared to 61.9% and 65.3% in the similar period in fiscal 2009. Since a significant portion of CTM’s cost of sales is fixed, the gross margin percentage decreases when revenues decrease. Additionally, there was an increase in gasoline and payroll costs during the three and six months ended January 31, 2010.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs and insurance. Selling, general and administrative expenses decreased in the three and six months ended January 31, 2010 as compared to the similar period in fiscal 2009 primarily due to the exit from certain unprofitable lines of businesses, consisting of Traffic Pull, Local Pull and Click2Talk. The exit from these lines of business was a process that commenced in the fourth quarter of fiscal 2008 and is completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Total selling, general and administrative expenses for these exited businesses was $0.5 million and $1.1 million for the three and six months ended January 31, 2009. The decrease in selling, general and administrative expenses in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 was partially offset by increased expenses from the costs associated with operating as a publicly traded company. Total selling, general and administrative expenses for these costs associated with operating as a publicly traded company was $0.3 million and $0.5 million for the three and six months ended January 31, 2009. As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses increased to 60.3% in the three months ended January 31, 2010 from 57.4% in the similar period in fiscal 2009 and decreased to 52.3% in the six months ended January 31, 2010 from 58.4% in the similar period in fiscal 2009.

Impairment and severance charges. In the three and six months ended January 31, 2009, we recorded aggregate goodwill impairment of $29.7 million in CTM, which reduced the carrying amount of the goodwill to zero. In the three and six months ended January 31, 2009 we recorded restructuring charges of $0.1 million and $0.5 million, respectively, consisted primarily of severance related to a company-wide cost savings program and reduction in force.

IDW

(in millions)	Three Months ended January 31,		Change		Six Months ended January 31,		Change
	2010	2009	%	%	2010	2009	$	%
Revenues	$2.4	$2.4	$0.0	2.8%	$5.8	$5.3	$0.5	8.1%
Direct cost of revenues	1.6	1.6	0.0	(3.9)	3.6	3.4	0.2	7.6
Selling, general and administrative	1.1	0.8	0.3	44.2	2.1	1.6	0.5	30.2
Depreciation and amortization	0.0	0.1	(0.1)	nm	0.1	0.1	0.0	Nm
Impairment and severance charges	0.0	1.8	(1.8)	nm	0.0	1.8	(1.8)	Nm
Income from operations	$(0.3)	$(1.9)	$(1.6)	nm	$0.0	$(1.6)	$(1.6)	Nm

nm—not meaningful

Revenues. IDW’s revenues in the three months ended January 31, 2010 as compared to the similar period in fiscal 2009 was relatively flat. The increase in IDW’s revenues in the six months ended January 31, 2010 as compared to the similar period in fiscal 2009 was primarily due to fourth quarter comic book movie releases, such as Transformers: Revenge of the Fallen, Star Trek (2009), Terminator Salvation, and G.I. Joe: The Rise of Cobra, that continued to have an impact on first quarter revenues, and the release in the first quarter of fiscal 2010 of Bloom County, one of the most popular and critically acclaimed newspaper strips. We do not expect IDW’s fiscal 2010 revenues to be as high as those earned in fiscal 2009.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements this year, and IDW’s publications are currently available for purchase via mobile phones, primarily iPhones/iPod Touch. IDW titles are also available direct-to-desktop via several websites and are available on Sony’s PSP and PSP Go.

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses and costs of artists and writers. Direct cost of revenues in the three months ended January 31, 2010 as compared to the similar period in fiscal 2009 remained relatively flat. The increase in direct cost of revenues in the six months ended January 31, 2010 as compared to the similar period in fiscal 2009 reflects the increase in revenues.

IDW’s aggregate gross margin increased in the three and six months ended January 31, 2010 to 36.3% and 37.4%, respectively, from 31.9% and 37.1% in the similar periods in fiscal 2009. The increase in the three and six months ended January 31, 2010 was primarily due to the mix of products.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and six months ended January 31, 2010 as compared to the similar period in fiscal 2009 primarily due to higher commissions due to increased revenues and the increase in the number of employees and consultants. In addition, IDW added  additional editors, and implemented a more structured bonus plan as compared to the similar period in fiscal 2009, all of which resulted in an increase in selling, general and administrative expense. Furthermore, IDW’s share of costs associated with operating as a publicly traded company was $0.2 million and $0.2 million for the three and six months ended January 31, 2010. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses increased in the three and six months ended January 31, 2010 to 47.8% and 36.4%, respectively, from 34.1% and 30.2% in the similar periods in fiscal 2009, as revenues increased at a slower rate than selling, general and administrative expenses.

Impairment and severance charges. In the three and six months ended January 31, 2009, we recorded aggregate goodwill impairment of $1.8 million in IDW, which reduced the carrying amount of the goodwill to zero.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT.

(in millions)	Six months ended January 31,
	2010	2009
Cash flows provided by (used in):
Operating activities	$2.1	$(1.0)
Investing activities	(0.5)	(1.4)
Financing activities	0.7	0.5
Increase (decrease) in cash and cash equivalents	$2.3	$(1.9)

Operating Activities
Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Beginning in the fourth quarter of fiscal 2008, we commenced to exit from certain unprofitable lines of businesses of CTM, consisting of Traffic Pull, Local Pull and Click2Talk. The exit from these lines of business is completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Cash used in operating activities from these exited businesses was approximately $1.1 million for the six months ended January 31, 2009.

Investing Activities
Our capital expenditures were $0.2 million in the six months ended January 31, 2010 and $0.4 million in the similar period in fiscal 2009. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2010 will be approximately $0.3 million. We expect to fund our capital expenditures with our cash, cash equivalents and short term investments on hand which includes the $2.0 million of cash that we received from IDT in September 2009.

On November 5, 2009, we purchased an additional 23.335% noncontrolling interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW. We acquired the additional noncontrolling interests as we determined that the purchase price was reasonable as well as to reduce the number of noncontrolling interest holders in this business.

Financing Activities.
During all periods presented through the September 14, 2009 Spin-Off, IDT provided us with the required liquidity to fund our working capital requirements and investments for some of our businesses. We used any excess cash provided by our operations to repay IDT. In the six months ended January 31, 2010 and 2009, IDT provided cash to us of $2.4 million and $0.9 million, respectively. In September 2009, the amount due to IDT of $27.3 million was converted into a capital contribution.

We distributed cash of $0.4 million in the six months ended January 31, 2010 and $0.3 million in the similar period in fiscal 2009 to the minority shareholders of IDW.

We repaid capital lease obligations of $0.1 million in the six months ended January 31, 2010 and $0.1 million in the similar period in fiscal 2009.

We repurchased $1.1 million of Class A and Class B common stock in the six months ended January 31, 2010 in connection with the tender offer that expired on December 22, 2009.

On February 23, 2010, we executed an agreement to sell the assets of our WMET radio station for a sale price of $4 million. In conjunction with the sale, we also announced that our Board of Directors approved the payment of a cash dividend in the amount of $0.25 per share (approximately $2 million in the aggregate) which was paid to holders of our Class A, Class B and Class C common stock. The dividend was paid on March 15, 2010 to stockholders of record as of March 8, 2010.

On March 16, 2010, our Board of Directors, in light of our significant cash position, the positive impact of the recent declaration and payment of the one-time $0.25 per share dividend and the lack of near-term needs or opportunities for deployment of our cash, determined to declare the payment of a cash dividend for our fourth quarter in the amount of $0.06 per share (approximately $500,000 in the aggregate) which, subject to confirmation by our management that there is sufficient surplus as of the proposed payment date, will be paid on or about June 15, 2010 to stockholders of record as of May 3, 2010 of our Class A common stock, Class B common stock and Class C common stock.

The declaration of any future dividend will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by our Board of Directors that dividends are in the best interest of our stockholders.

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Gross trade accounts receivable decreased to $3.2 million at January 31, 2010 compared to $4.6 million at July 31, 2009, primarily due to higher collections in IDW. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 25.0% at January 31, 2010 compared to 14.7% at July 31, 2009, primarily due to an increase in WMET’s allowance for bad debt.

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

On February 23, 2010, we executed an agreement to sell the assets of our WMET radio station for a sale price of $4 million in a combination of cash and a promissory note of the buyer that will be secured by the assets being sold. The sale is subject to approval of the FCC, other third parties and other customary conditions.  The sale includes substantially all of the assets used in the WMET business other than working capital.  The purchase price is payable $1.3 million in cash by the closing and the remainder under a two-year promissory, which is extendable in part to three years at the option of the buyer. The buyer also has the option of paying a total of $3.6 million in cash at the closing as payment in full for the transaction. The transaction is expected to close during our third or fourth fiscal quarter.

In conjunction with the sale, we also announced that our Board of Directors approved the payment of a cash dividend in the amount of $0.25 per share (approximately $2 million in the aggregate) which was paid to holders of our Class A, Class B and Class C common stock. The dividend was paid on March 15, 2010 to stockholders of record as of March 8, 2010.

On March 16, 2010, our Board of Directors, in light of our significant cash position, the positive impact of the recent declaration and payment of the one-time $0.25 per share dividend and the lack of near-term needs or opportunities for deployment of our cash, determined to declare the payment of a cash dividend for our fourth quarter in the amount of $0.06 per share (approximately $500,000 in the aggregate) which, subject to confirmation by our management that there is sufficient surplus as of the proposed payment date, will be paid on or about June 15, 2010 to stockholders of record as of May 3, 2010 of our Class A common stock, Class B common stock and Class C common stock.

The declaration of any future dividend is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by our Board of Directors that dividends are in the best interest of our stockholders.

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT. The conversion of our balance due to IDT into a capital contribution as well as the $2.0 million cash contribution by IDT in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect that our operations in fiscal 2010 and the balance of cash, cash equivalents and short term investment that we held as of January 31, 2010, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, and fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances, as well as cash flows from our operations, will be sufficient to meet our long-term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenues and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 7.5% and 7.4% of our consolidated revenues for the six months ended January 31, 2010 and 2009, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar, primarily Canadian dollars and recently in Euros, although our revenues in Euros are not significant at this time. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board, or FASB, issued changes to the accounting for transfers of financial assets. These changes include (a) eliminating the concept of a qualifying special-purpose entity, or QSPE, (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. We are required to adopt these changes on August 1, 2010. We are currently evaluating the impact of these changes on our consolidated financial statements.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity, or VIE, including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. We are required to adopt these changes on August 1, 2010. We are currently evaluating the impact of these changes on our consolidated financial statements.

In January 2010, the FASB amended the accounting standard relating to fair value measurements primarily to improve the disclosures about fair value measurements in financial statements. The main provisions of the amendment require new disclosures about (1) transfers in and out of the three levels of the fair value hierarchy and (2) activity within Level 3 of the hierarchy. In addition, the amendment clarifies existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. We were required to adopt these changes to our disclosures about fair value measurements on February 1, 2010, except for certain of the disclosures about the activity within Level 3, which are required to be adopted on August 1, 2011. We do not expect the adoption of these changes to our disclosures about fair value measurements to have an impact on our financial position, results of operations or cash flows.

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

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

As disclosed in the Company’s Information Statement filed with SEC on November 24, 2009, on November 17, 2009, the stockholders of the Company acted via written consent (in lieu of an annual general meeting) of the holders (the “Consenting Holders”) of a majority of the combined voting power of the Company’s outstanding capital stock to (i) elect Jan Buchsbaum, Perry Davis, Howard S. Jonas, Marc Knoller and Elion Krok as Directors of the Company to serve for a term of one year until the 2010 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, and (ii) ratify the appointment of Zwick & Steinberger, P.L.L.C. as independent auditor of the Company for Fiscal 2010. The Consenting Holders consisted of Howard S. Jonas and entities over which he possesses voting and dispositive power, including: the Jonas Family Limited Partnership, Howard S. Jonas 2009 Annuity Trust I, Howard S. Jonas 2009 Annuity Trust II, the Jonas Foundation, Howard S. and Deborah Jonas Foundation, Inc., trusts for the benefit of the children of Mr. Jonas, custodial accounts for the benefit of the children of Mr. Jonas, and shares held in Mr. Jonas’ IDT Corporation 401(k) plan account and held shares of the Company’s common stock (which included 497,237 shares of Class A common stock, 2,394,365 shares of Class B common stock and 1,090,775 shares of Class C common stock which are convertible into shares of Class A common stock on a 1-for-1 basis), representing approximately 76.4% of the combined voting power of the Company’s outstanding capital stock, as of November 17, 2009.

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

CTM Media Holdings, Inc.

March 17, 2010	By:	/s/ Marc E. Knoller
Marc E. Knoller Chief Executive Officer and President

March 17, 2010	By:	/s/ Leslie B. Rozner
Leslie B. Rozner Chief Financial Officer, Treasurer and Secretary