Form 10-Q
period 2010-04-30
CTM MEDIA HOLDINGS, INC.
filed 2010-06-14
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No  ☒

As of June 14, 2010, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,106,468 shares outstanding (excluding 178,517 treasury shares)
Class B common stock, $0.01 par value:	6,126,267 shares outstanding (excluding 794,128 treasury shares)
Class C common stock, $0.01 par value:	1,090,775 shares outstanding

CTM MEDIA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)	April 30, 2010	July 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,800	$6,480
Short term investment	1,029	1,024
Trade accounts receivable, net	2,504	3,908
Inventory – finished goods	1,451	1,405
Prepaid expenses	864	982
Assets of discontinued operations	2,224	2,350
Total current assets	13,872	16,149
Property and equipment, net	2,109	2,392
Licenses and other intangibles, net	27	89
Other assets	181	159
Total assets	$16,189	$18,789
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$945	1,024
Accrued expenses	2,288	2,050
Deferred revenue	1,769	1,731
Due to IDT Corporation	—	24,921
Capital lease obligations—current portion	229	222
Other current liabilities	480	563
Total current liabilities	5,711	30,511
Capital lease obligations—long-term portion	348	529
Total liabilities	6,059	31,040
Commitments and contingencies		—
Equity (deficit):
CTM Media Holdings, Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,285 shares issued and 1,106 shares outstanding at April 30, 2010	13	—
Class B common stock, $0.01 par value; authorized shares—65,000; 6,920 shares issued and 6,126 shares outstanding at April 30, 2010	69	—
Class C common stock, $0.01 par value; authorized shares—15,000; 1,091 shares issued and outstanding at April 30, 2010	11	—
Additional paid-in capital	58,936	33,141
Treasury Stock, at cost, consisting of 179 shares of shares of Class A and 794 shares of Class B at April 30, 2010	(1,070)	—
Accumulated other comprehensive income	113	124
Accumulated deficit	(48,744)	(47,483)
Total CTM Media Holdings, Inc. stockholders’ equity (deficit)	9,328	(14,218)
Noncontrolling interests	802	1,967
Total equity (deficit)	10,130	(12,251)
Total liabilities and equity	$16,189	$18,789

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands, except per share data)	2010	2009	2010	2009

Revenues	$6,832	$6,805	21,431	$22,497
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	3,605	3,603	10,587	10,553
Selling, general and administrative (i)	3,651	3,259	10,368	10,921
Depreciation and amortization	197	213	653	772
Bad debt	36	253	91	532
Impairment and severance charges	-	72	-	32,124
Total costs and expenses	7,489	7,400	21,699	54,902
Loss from operations	(657)	(595)	(268)	(32,405)
Interest expense, net	(15)	(9)	(73)	(36)
Other (expense) income, net	(156)	4	(160)	7
Loss from continuing operations before income taxes	(828)	(600)	(501)	(32,434)
Benefit from (provision for) income taxes	49	138	(74)	(19)
Loss from continuing operations	(779)	(462)	(575)	(32,453)

Discontinued operations net of tax: (Note 2)
Loss from discontinued operations	(316)	(1,333)	(570)	(1,745)
Net Loss	(1,095)	(1,795)	(1,145)	(34,198)

Less - net (loss) income attributable to non-controlling interests	(36)	-	115	(737)
Net loss attributable to CTM Media Holdings, Inc.	(1,059)	$(1,795)	(1,260)	$(33,461)

Amounts Attributable to CTM Media Holdings common stockholders:
Loss from continuing operations	(743)	(462)	(690)	(31,716)
Loss from discontinued operations	(316)	(1,333)	(570)	(1,745)
Net loss attributable to CTM Media Holdings, Inc.	(1,059)	$(1,795)	(1,260)	$(33,461)

Basic and dilutive loss per share attributable to CTM Media Holdings, Inc. common stockholders:
Loss from continuing operations	$(0.13)	$(0.07)	$(0.11)	$(4.75)
Loss from discontinued operations	$(0.05)	$(0.20)	$(0.09)	$(0.26)
Net Loss	$(0.18)	$(0.27)	$(0.20)	$(5.01)

Weighted-average number of shares used in calculation of basic and dilutive loss per share:	5,834	6,684	6,304	6,684

Dividend declared per common share:	$0.25	-	$0.25	-

(i) Stock-based compensation included in selling, general and administrative expenses	113	-	245	(3)

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months ended April 30, (in thousands)	2010	2009
Operating activities
Net loss	$(1,145)	$(34,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	570	1,745
Depreciation and amortization	653	772
Provision for doubtful accounts receivable	91	532
Impairment charges	—	31,466
Stock-based compensation	245	(3)
Change in assets and liabilities:
Trade accounts receivable	1,184	538
Inventory, prepaid and other assets	68	(682)
Trade accounts payable, accrued expenses, and other current liabilities	163	(135)
Deferred revenue	41	(576)
Net cash provided by (used in) operating activities	1,870	(541)
Investing activities
Capital expenditures	(320)	(454)
Purchase of IDW noncontrolling interest	(414)	—
Purchase of short-term investment	—	(1,018)
Net cash used in investing activities	(734)	(1,472)
Financing activities
Dividend paid	(2,082)	—
Repurchases of Class A and Class B common stock	(1,070)	—
Distributions to holders of noncontrolling interests	(435)	(340)
Funding provided by IDT Corporation, net	2,372	1,122
Repayments of capital lease obligations	(186)	(127)
Net cash (used in) provided by financing activities	(1,401)	655
Discontinued operations
Net cash used in operating activities	(412)	(223)
Net cash used in investing activities	(3)	—
Net cash used in discontinued operations	(415)	(223)

Net decrease in cash and cash equivalents	(680)	(1,581)

Cash and cash equivalents at beginning of period	6,480	5,590

Cash and cash equivalents at end of period	$5,800	$4,009

Supplemental schedule of non cash investing and financing activities
Purchases of property and equipment through capital lease obligations	$-	$95

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of CTM Media Holdings, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the Company’s audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The Company consists of the following principal businesses:

CTM Media Group (“CTM”), the Company’s brochure distribution company and other advertising-based product initiatives focused on small to medium sized businesses; and

The Company’s majority interest in Idea and Design Works, LLC (“IDW”), which is a comic book and graphic novel publisher that creates and licenses intellectual property.

The Company was formerly a subsidiary of IDT Corporation (“IDT Corporation” or “IDT”) formed on May 8, 2009. On September 14, 2009, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). IDT transferred its ownership in all of the entities that became the Company’s consolidated subsidiaries prior to the Spin-Off. The entities that became direct or indirect subsidiaries of the Company are: CTM; Beltway Acquisition Corporation; IDT Local Media, Inc. (which conducted certain operations related to CTM with only the Local Pull business still active) and IDT Internet Mobile Group, Inc. (“IIMG”). IIMG owns approximately 77% of the equity interests in IDW (see Note 10 for the purchase of additional interest in IDW). All indebtedness owed by any of these entities to IDT Corporation or its affiliates was converted into a capital contribution.  All references to the Company, its assets and results of operations for periods prior to the actual formation of the Company, refer to the subsidiaries of IDT that are now, or were, owned by the Company, and their consolidated assets and results of operations.

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

Note 2—Discontinued Operations

Sale of assets of WMET Radio
On May 5, 2010, the Company consummated the sale of substantially all of the assets used in the WMET radio station business (other than working capital) for a sale price of $4 million in a combination of cash and a promissory note of the buyer that is secured by the assets sold.  $1.3 million of the purchase price was paid in cash at the closing and the remainder will be paid pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer. The sale met the criteria to be reported as a discontinued operation in the third quarter of fiscal 2010 and accordingly, WMET’s results are classified as part of discontinued operations.

Summary Financial Data of Discontinued Operations

Revenues, (loss) income before income taxes and net (loss) income of WMET, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Revenue	$56	$286	$407	$894
Loss before income taxes and net loss .	(316)	(1,333)	(570)	(1,745)

The assets and liabilities of WMET included in discontinued operations consist of the following:

	April 30,2010	July 31, 2009
	(in thousands)
Assets
Property, plant and equipment, net	1,718	1,851
Licenses and other intangibles, net	499	499
Other assets	7	7

Assets of discontinued operations	$2,224	$2,357

Note 3—Stock Repurchase and Cash Dividend

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock. The Company offered to purchase up to 0.4 million shares of its Class A common stock, or any lesser number of Class A shares that stockholders properly tendered in the tender offer, and up to 2.4 million shares of its Class B common stock, or any lesser number of Class B shares that stockholders properly tendered in the tender offer, at a price per share of $1.10, for a maximum aggregate purchase price of $3.1 million. The offer expired on December 22, 2009. As a result, the Company repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of its total outstanding capital stock at the time.

On Feb 23, 2010, the Company announced that its Board of Directors approved the payment of a cash dividend in the amount of $0.25 per share (approximately $2.1 million in the aggregate) which was paid on March 15, 2010 to stockholders of record as of March 8, 2010 of the Company’s Class A, Class B and Class C common stock.

On March 16, 2010, the Company’s Board of Directors, in light of the Company’s significant cash position, the positive impact of the declaration and payment of the $0.25 per share dividend and the lack of near-term needs or opportunities for deployment of its cash, determined to declare the payment of a cash dividend for the Company’s fourth quarter in the amount of $0.06 per share (approximately $0.5 million in the aggregate). The dividend, subject to confirmation by the Company’s management that there is sufficient surplus as of the proposed payment date, will be paid on or about June 15, 2010 to stockholders of record as of May 3, 2010 of the Company’s Class A common stock, Class B common stock and Class C common stock.

Note 4—Earnings Per Share
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

For the three and nine months ended April 30, 2009 and 2010, the diluted earnings per share equal basic earnings per share because the Company had losses from continuing operations and the impact of including non-vested restricted stock would have been anti-dilutive. Approximately 2.5 million and 0.8 million shares of non-vested restricted stock of at April 30, 2010 and 2009, respectively, have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive. The earnings per share for the periods prior to the Spin-Off were calculated as if the number of shares outstanding at the Spin-Off were outstanding during those periods.

Note 5—Equity (deficit)

Changes in the components of equity (deficit) were as follows:

	Nine Months Ended April 30, 2010
	Attributable to the company	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2009	$(14,218)	$1,967	$(12,251)

Cash contribution and capitalization of balance due to IDT Corporation	27,293	—	27,293
Stock based compensation	245	—	245
Repurchases of common stock and Class B common stock	(1,070)	—	(1,070)
Partial acquisition of noncontrolling interest in IDW	431	(845)	(414)
Cash dividend paid	(2,082)	—	(2,082)
Cash distributions	—	(435)	(435)
Comprehensive loss:
Other Comprehensive loss – foreign currency translation adjustments	(11)	—	(11)
Net (loss) income	(1,260)	115	(1,145)
Comprehensive (loss) income ((	(1,271)	115	(1,156)

Balance, April 30, 2010	$9,328	$802	$10,130

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

On October 14, 2009, the Company’s Board of Directors granted its Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of the Company’s Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014. In the three and nine months ended April 30, 2010, the Company’s Stock-based compensation included in selling, general and administrative expenses was $0.1 million and $0.2 million, respectively. On September 3, 2009, the Company’s Compensation Committee ratified the Company’s 2009 Stock Option and Incentive Plan (the “Company’s Stock Option and Incentive Plan”), which was previously adopted by the Company’s Board of Directors and approved by IDT Corporation as its sole stockholder, to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries. The maximum number of shares of the Company’s Class B common stock reserved for the grant of awards under the Company’s Stock Option and Incentive Plan is 383,020, subject to adjustment. Incentives available under the Company’s Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, and deferred stock units.

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

Note 6—Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that, under generally accepted accounting principles are excluded from net income. Changes in the components of other comprehensive income (loss) are described below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(1,095)	$(1,795)	$(1,145)	$(34,198)
Foreign currency translation adjustments	(10)	(20)	(11)	(99)
Comprehensive loss	(1,105)	(1,815)	(1,156)	(34,297)
Less: comprehensive (loss) income attributable to noncontrolling interests	(36)	-	115	(737)
Comprehensive loss attributable to CTM Media Holdings, Inc.	$(1,069)	(1,815)	$(1,271)	$(33,560)

Note 7—Business Segment Information

The Company has the following reportable business segments: CTM and IDW. CTM consists of our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses. IDW is a comic book and graphic novel publisher that creates and licenses original intellectual property.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	Total
Three months ended April 30, 2010
Revenues	$4,051	$2,781	$6,832
Operating loss	(343)	(314)	(657)
Depreciation and amortization	186	11	197
Total assets at April 30, 2010 (i)	7,269	6,584	16,189
Three months ended April 30, 2009
Revenues	$3,877	$2,928	$6,805
Operating income(loss)	(906)	311	(595)
Depreciation and amortization	181	32	213
Impairment and severance charges	72	-	72
Total assets at April 30, 2009 (i)	7,187	5,705	15,778
Nine months ended April 30, 2010
Revenues	$12,890	$8,541	$21,431
Operating income (loss)	44	(312)	(268)
Depreciation and amortization	586	67	653
Nine months ended April 30, 2009
Revenues	$14,244	$8,253	$22,497
Operating loss	(31,098)	(1,307)	(32,405)
Depreciation and amortization	589	183	772
Impairment and severance charges	30,300	1,824	32,124

(i)	The Total column includes assets of WMET

Note 8—Related Party Transaction

Prior to the Spin-Off, IDT Corporation, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items to the entities that became the Company’s consolidated subsidiaries. The Company and IDT Corporation entered into a Master Services Agreement, dated September 14, 2009, pursuant to which IDT Corporation will continue to provide to the Company, among other things, certain administrative and other services. In addition, pursuant to the Master Services Agreement, IDT Corporation will provide certain additional services to the Company, on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC, as well as maintaining minutes, books and records of meetings of the Board of Directors, Audit Committee and Compensation Committee, as well as assistance with corporate governance. The cost of these additional services are not included in the Company’s historical results of operations for the period prior to the Spin-Off, as they were not applicable for periods that the Company was not a separate public company. In the three and nine months ended April 30, 2010, the Company’s selling, general and administrative expenses were $0.2 million and $1.1 million, respectively, for all services and allocated expenses charged by IDT Corporation to the Company. In the three and nine months ended April 30, 2009, the Company’s selling, general and administrative expenses were $0.8 million and $3.6 million, respectively, for all services and allocated expenses charged by IDT Corporation to the Company.

In September 2009, IDT Corporation funded the Company with an additional $2.0 million in cash in advance of the Spin-Off.  Also on September 14, 2009, the aggregate of approximately $27.3 million of the amount due to IDT Corporation was converted into a capital contribution. At April 30, 2010, other current liabilities included $0.1 million due to IDT Corporation.

IDT Corporation and the Company entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, IDT Corporation must indemnify the Company from all liability for taxes of the Company and its subsidiaries for periods ending on or before September 14, 2009, and the Company must indemnify IDT Corporation from all liability for taxes of the Company and its subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, IDT Corporation has the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. The Company has the right to participate jointly in any proceeding that may affect its tax liability unless IDT Corporation has indemnified the Company. Finally, the Company and its subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for the account of IDT Corporation.

Note 9 – Impairment and Severance Charges

In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of the Company’s reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, and (3) significant revisions to internal forecasts. The Company measured the fair value of its reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of CTM and IDW exceeded their estimated fair values; therefore, additional steps were performed for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the nine months ended April 30, 2009, the Company recorded goodwill impairment of $29.7 million in CTM and $1.8 million in IDW, which reduced the carrying amount of the goodwill in each of these reporting units to zero.

In the three and nine months ended April 30, 2009, the Company recorded restructuring charges of $0.1 million and $0.7 million, respectively, consisting primarily of severance related to a company-wide cost savings program and reduction in force.

Note 10 – Acquisitions

Purchase of Noncontrolling Interests in IDW

On November 5, 2009, the Company purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, the Company owns a 76.665% interest in IDW. The acquisition was accounted for as an equity transaction in accordance with the accounting standards on noncontrolling interests.  The Company acquired the additional interests as it determined that the purchase price was reasonable as well as to reduce the number of noncontrolling interest holders in this business.

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

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of noncontrolling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. In January 2010, the FASB amended the accounting standard relating to noncontrolling interests in consolidated financial statements (1) to address implementation issues related to the changes in ownership provisions of the standard and (2) to expand the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets within the scope of the standard. These amendments were effective for the Company when they were issued by the FASB. The adoption of the amendments to this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In January 2010, the FASB amended the accounting standard relating to fair value measurements primarily to improve the disclosures about fair value measurements in financial statements. The main provisions of the amendment require new disclosures about (a) transfers in and out of the three levels of the fair value hierarchy and (b) activity within Level 3 of the hierarchy. In addition, the amendment clarifies existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. The Company was required to adopt these changes to its disclosures about fair value measurements on February 1, 2010, except for certain of the disclosures about the activity within Level 3, which are required to be adopted on August 1, 2011. The Company does not expect the adoption of these changes to its disclosures about fair value measurements to have an impact on its financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

In accordance with Item 10(f)(2)(ii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million, calculated based on the actual share price on the September 14, 2009 Spin-Off date and the aggregate number of shares distributed to non-affiliates. We, therefore, followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q.

As used below, unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” refer to CTM Media Holdings, Inc., a Delaware corporation, and our subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

OVERVIEW

We are a former subsidiary of IDT Corporation (“IDT”). As a result of the Spin-Off, on September 14, 2009, we became an independent public company. While many of the costs of being a public company were already borne by our business units – either directly or by allocation of corporate overhead from IDT – we now need to incur additional costs for the infrastructure to perform the necessary accounting, internal control and reporting functions. We expect the annual incremental costs for these functions to be between $600,000 and $700,000. A significant portion of these functions will be provided by IDT pursuant to the Master Services Agreement, dated September 14, 2009, between us and IDT. In the three and nine months ended April 30, 2010, our selling, general and administrative expenses were $0.2 million and $1.1 million, respectively, for all services and allocated expenses charged by IDT to us. In the three and nine months ended April 30, 2009, our selling, general and administrative expenses were $0.8 million and $3.6 million, respectively, for all services and allocated expenses charged by IDT Corporation to us. At April 30, 2010, other current liabilities included $0.1 million due to IDT Corporation.

On November 17, 2009, we commenced a tender offer to purchase up to thirty percent of our outstanding common stock. We offered to purchase up to 0.4 million shares of our Class A common stock, or any lesser number of Class A shares that stockholders properly tendered in the tender offer, and up to 2.4 million shares of our Class B common stock, or any lesser number of Class B shares that stockholders properly tendered in the tender offer, at a price per share of $1.10, for a maximum aggregate purchase price of $3.1 million. The offer expired on December 22, 2009. In the tender offer, we repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of our then total outstanding capital stock at that time.

Our principal businesses consist of:

CTM Media Group (“CTM”), our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses; and

Our majority interest in Idea and Design Works, LLC (“IDW”), which is a comic book and graphic novel publisher that creates and licenses intellectual property.

All references to the Company, its assets and results of operations for periods prior to the actual formation of the Company, refer to the subsidiaries of IDT that are now, or were, owned by the Company, and their consolidated assets and results of operations.

CTM
CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. CTM operates five integrated and complimentary business lines: Brochure Distribution, Design & Print, Publishing, RightCardTM, and Digital Distribution. CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2009, CTM serviced over 3,000 clients and maintained more than 11,000 display stations in over 30 states and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 60.1% of our consolidated revenues from continuing operations in the nine months ended April 30, 2010 and 63.3% in the similar period in fiscal 2009.

IDW
IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. IDW’s revenues represented 39.9% of our consolidated revenues from continuing operations in the nine months ended April 30, 2010 and 36.7% in the similar period in fiscal 2009.

On November 5, 2009, we purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW. We acquired the additional interests as we determined that the purchase price was reasonable as well as to reduce the number of noncontrolling interest holders in this business.

On May 5, 2010, the Company consummated the sale of substantially all of the assets used in the WMET radio station business (other than working capital) for a sale price of $4 million in a combination of cash and a promissory note from the buyer  that is secured by the assets being sold. $1.3 million of the purchase price was paid in cash at the closing and the remainder will be paid pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer. The sale met the criteria to be reported as a discontinued operation in the third quarter of fiscal 2010 and accordingly, WMET’s results are classified as part of discontinued operations.

REPORTABLE SEGMENTS

CTM and IDW are our reportable business segments.

PRESENTATION OF FINANCIAL INFORMATION

Basis of presentation
The condensed consolidated financial statements for the periods prior to the September 2009 Spin-Off reflect our financial position, results of operations, and cash flows as if the current structure existed for all periods presented.

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

Three and Nine Months Ended April 30, 2010 Compared to Three and Nine Months Ended April 30, 2009

Consolidated

(in millions)	Three Months ended April 30,		Change			Nine Months ended April 30,		Change
	2010	2009		$	%	2010	2009		$		%
Revenues
CTM	$4.1	$3.9	$0.2		4.5%	$12.9	$14.2	$(1.3)		(9.5	) %
IDW	2.7	2.9	(0.2)		(5.0)	8.5	8.3	0.2		3.5
Total revenues	$6.8	$6.8	$(0.0)		0.4%	$21.4	$22.5	$(1.1)		(4.7	) %

Revenues. The consolidated revenues in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 was flat as the increase in CTM revenues was offset by a decrease in IDW revenues. The increase in CTM revenues was primarily due to an increase in distribution and barter revenue offset by a decrease in printing revenues. The decrease in consolidated revenues in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 was primarily due to the decrease in CTM revenues, partially offset by an increase in IDW revenues. The decrease in CTM revenues was primarily due to a global economic slowdown in our distribution and printing businesses. Some of CTM’s distribution customers rely on state and local funding or grants which have been decreased or eliminated, resulting in reduced advertising and customer spending and, in some cases, certain of our customers going out of business. The increase in IDW revenues was primarily due to an increase in licensing and royalty, digital publishing and creative service revenue, partially offset by lower publishing revenue..

(in millions)	Three Months ended April 30,		Change		Nine Months ended April 30,		Change
	2010	2009		$ %	2010	2009		$		%
Costs and expenses
Direct cost of revenues	$3.6	$3.6	$(0.0)	0.1%	$10.6	$10.6	$0.0		0.3%
Selling, general and administrative	3.7	3.3	0.4	12.0	10.3	10.9	(0.6)		(5.1)
Depreciation and amortization	0.2	0.2	(0.0)	nm	0.7	0.8	(0.1)		(15.4)
Bad debt expense	-	0.2	(0.2)	nm	0.1	0.5	(0.4)		(83.0)
Impairment and severance charges	-	0.1	(0.1)	nm	-	32.1	(32.1)	nm
Total costs and expenses	$7.5	$7.4	$0.1	1.2%	$21.7	$54.9	$(33.2)		(60.5	) %

nm—not meaningful

Direct Cost of Revenues. The direct cost of revenues in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 was flat with a slight decrease in CTM revenues offset by a slight increase in IDW revenues.  The decrease in CTM direct cost of revenues was a result of a decrease in printing revenue. The increase in IDW direct cost of revenues was a result of a shift in product mix. The direct cost of revenues in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 was relatively flat with a slight decrease in CTM revenues offset by a slight increase in IDW revenues. The decrease in CTM’s direct cost of revenues was primarily due to decreased in distribution and printing revenues offset by increased gasoline and payroll expenses. The increase in IDW’s direct cost of revenues reflects the increase in revenues and the shift in product mix. Overall gross margin percentage slightly increased to 47.2% in the three months ended April 30, 2010 from 47.1% in the similar period in fiscal 2009. Overall gross margin percentage decreased to 50.6% in the nine months ended April 30, 2010 from 53.1% in the similar period in fiscal 2009, primarily due to a decrease in CTM’s gross margin, since a significant portion of CTM cost of sales is fixed, the gross margin percentage decreases when revenues decrease. Additionally, the gross margin percentage decreased due to IDW’s mix of products.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 was a result of an increase in the selling, general and administrative expenses of CTM and IDW.  CTM’s selling, general and administrative expenses increase was primarily a result of costs associated with operating as a publicly traded company and non cash compensation costs offset by a decrease in costs from exited lines of business. The decrease in selling, general and administrative expenses in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 was due to a decrease in the selling, general and administrative expenses of CTM offset by an increase in IDW costs. CTM’s selling, general and administrative expenses decrease was primarily due to the exit from certain unprofitable lines of businesses, reduction in compensation, commissions and insurance expenses partially offset by costs associated with operating as a publicly traded company and non cash compensation cost. IDW’s selling, general and administrative expenses increase was primarily due to an increase in the number of employees, consultants and IDW’s share of costs associated with operating as a publicly traded company. Total selling, general and administrative expenses associated with operating as a publicly traded company was $0.1 million and $0.5 million for the three and nine months ended April 30, 2010. Stock based compensation costs was $0.1 million and $0.2 million for the three and nine months ended April 30, 2010.

As a percentage of total revenues, selling, general and administrative expenses increased to 53.4% in the three months ended April 30, 2010 from 47.9% in the similar period in fiscal 2009, as selling, general and administrative expenses increased while revenues remained comparatively flat. As a percentage of total revenues, the selling, general and administrative expenses remained relatively flat at 48.4% for the nine months ended April 30, 2010 compared to 48.5% in the similar period in fiscal 2009.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of our Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period ending on the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.  The related stock-based compensation related to this grant was $0.1 million and $0.2 million for the three and nine months ended April 30, 2010, respectively.

Bad Debt Expense. The decrease in bad debt expense in the three and nine months ended April 30, 2010 was due primarily to a decrease in bad debt expense of CTM.

Impairment and Severance Charges. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, and (3) significant revisions to internal forecasts. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of CTM and IDW exceeded their estimated fair values; therefore additional steps were performed for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the three and nine months ended April 30, 2009, we recorded goodwill impairment of $29.7 million in CTM and $1.8 million in IDW, which reduced the carrying amount of the goodwill in each of these reporting units to zero. In the three and nine months ended April 30, 2009 we recorded restructuring charges of $0.1 million and $0.7 million, respectively, consisting primarily of severance related to a company-wide cost savings program and reduction in force.

(in millions)	Three Months ended April 30,		Change		Nine Months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
Loss from operations	$(0.7)	$(0.6)	$(0.1)	10.3%	$(0.3)	$(32.4)	$32.1	nm
Interest income, net	-	-	-	nm	(0.1)	-	(0.1)	nm
Other income, net	(0.1)	-	(0.1)	Nm	(0.1)	-	(0.1)	nm
Benefit from income taxes	-	0.1	(0.1)	nm	(0.1)	-	(0.1)	nm
Net loss	(0.8)	(0.5)	(0.3)	nm	(0.6)	(32.4)	31.8	nm
Loss from discontinued operations	(0.3)	(1.3)	1.0	nm	(0.6)	(1.8)	1.2	nm
Net loss	(1.1)	(1.8)	0.7	nm	(1.2)	(34.2)	33.0	nm
Less: Net income (loss) attributable to noncontrolling interest	-	-	-	nm	0.1	(0.7)	0.8	nm
Net loss attributable to CTM Media Holdings, Inc.	$(1.1)	$(1.8)	$0.7	41.0%	$(1.3)	$(33.5)	$32.2	nm

nm—not meaningful

Income Taxes. Benefit from (provision for) income taxes in the three and nine months ended April 30, 2010 compared to the similar period in fiscal 2009 remained substantially unchanged.

We and IDT entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, IDT must indemnify us from all liability for taxes of ours and our subsidiaries for periods ending on or before September 14, 2009, and we must indemnify IDT from all liability for taxes of ours and our subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, IDT has the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. We have the right to participate jointly in any proceeding that may affect our tax liability unless IDT has indemnified us. Finally, we and our subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for the benefit of IDT.

Income (loss) attributable to noncontrolling interests .Our noncontrolling interests relate to minority holders of IDW. On November 5, 2009, we purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW.

CTM

(in millions)	Three months ended April 30,		Change		Nine Months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
Revenues	$4.1	$3.9	$0.2	4.5%	$12.9	$14.2	$(1.3)	(9.5	) %
Direct cost of revenues	1.7	1.9	(0.2)	(10.3)	5.1	5.5	(0.4)	(7.6)
Selling, general and administrative	2.5	2.4	0.1	3.9	7.1	8.4	(1.3)	(15.9)
Depreciation and amortization	0.2	0.2	0.0	nm	0.6	0.6	0.0	nm
Bad debt expense	0.0	0.2	(0.2)	nm	0.1	0.5	(0.4)	nm
Impairment and severance charges	0.0	0.1	(0.1)	nm	0.0	30.3	(30.3)	nm
(Loss) income from operations	$(0.3)	$(0.9)	$0.6	nm	$0.0	$(31.1)	$31.1	nm

nm—not meaningful

Revenues. The increase in CTM’s revenues in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 was primarily due to an increase in distribution and barter revenue offset by a decrease in the printing business. The most significant increase in the distributions revenue have been in our New York market were Broadway show advertising has rebounded, followed by our Canada business which has been positively affected by a revised barter agreement. The increase in distribution revenue is partially offset by decreases in Florida, Philadelphia and New England. The decrease in our printing business is a result of a departure from this business toward the end of the third quarter. The only revenues from this line of business going forward will be on a commission basis for referring our customer base. The decrease in CTM’s revenues in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 was primarily due to a the global economic slowdown in our distribution and  printing business. The most significant declines were in our New York market, due to the weakness in Broadway show advertising, followed by Connecticut, Pennsylvania, Florida and Chicago. Some of CTM’s distribution customers rely on state and local funding or grants which have been decreased or eliminated resulting in reduced advertising and customer spending.

Direct Cost of Revenues. Direct cost of revenues consists primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses and print and design expenses. The decrease in direct cost of revenues in the three months ended April 30, 2010 is a result of a decrease in printing revenues. Despite the slight increase in distribution revenue the cost remains relatively flat as most of its costs are fixed. The decrease in direct cost of revenues in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 is primarily due to decreased in distribution and printing revenues offset by increased gasoline and payroll expenses.

CTM’s gross margin percentage increased in the three months ended April 30, 2010 to 57.7% from 50.7% due to lower revenues in the printing business which has relatively lower margins. CTM’s gross margin percentage decreased to 60.5% in the nine months ended April 30, 2010 from 61.3% in the similar period in fiscal 2009. Since a significant portion of CTM’s cost of sales is fixed, the gross margin percentage decreases when revenues decrease. Additionally, there was an increase in gasoline and payroll costs during the nine months ended April 30, 2010 which negatively impacted the gross margin.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs and insurance. Selling, general and administrative expenses was relatively flat for the three months ended April 30, 2010 as compared to the similar period in fiscal 2009. The increase of $0.2 million in costs associated with operating as a publicly traded company and stock based compensation was offset by a $0.2 million decrease in costs from exited lines of business. Selling, general and administrative expenses decreased in the nine months ended April 30, 2010 as compared to the similar period in fiscal 2009 primarily due to the exit from certain unprofitable lines of businesses, reduction in compensation, commissions and insurances partially offset by costs associated with operating as a publicly traded company and stock based compensation. Total selling, general and administrative expenses associated with operating as a publicly traded company and stock based compensation was $0.3 and $0.2 million for the nine months ended April 30, 2010. As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses decreased to 60.7% and 54.9% in the three and nine months ended April 30, 2010, respectively, from 61.0% and 59.1% in the three and nine months ended April 30 2009, respectively.

Impairment and severance charges. In the nine months ended April 30, 2009, we recorded aggregate goodwill impairment of $29.7 million in CTM, which reduced the carrying amount of the goodwill to zero. In the three and nine months ended April 30, 2009, we recorded restructuring charges of $0.1 million and $0.6 million, respectively, consisted primarily of severance related to a company-wide cost savings program and reduction in force.

IDW

(in millions)	Three Months ended April 30,		Change		Nine Months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
Revenues	$2.7	$2.9	$(0.2)	(5.0)%	$8.5	$8.3	$0.2	3.5%
Direct cost of revenues	1.8	1.7	0.1	11.8	5.5	5.0	0.5	9.0
Selling, general and administrative	1.2	0.9	0.3	33.4	3.2	2.6	0.6	31.3
Depreciation and amortization	-	-	-	nm	0.1	0.2	(0.1)	nm
Impairment and severance charges	-	-	-	nm	0.0	1.8	(1.8)	nm
(Loss) income from operations	$(0.3)	$0.3	$(0.6)	nm	$(0.3)	$(1.3)	$(1.0)	nm

nm—not meaningful

Revenues. IDW’s revenues in the three months ended April 30, 2010 as compared to the similar period in fiscal 2009 was  lower due to publishing revenue from comic book movie releases toward the end of the third quarter of 2009, which resulted in higher revenue in that period. The decrease in publishing revenues was partially offset by an increase in creative services and digital publishing revenue. The increase in IDW’s revenues in the nine months ended April 30, 2010 as compared to the similar period in fiscal 2009 was primarily due to an increase in licensing and royalty, digital publishing and creative services revenue, partially offset by lower publishing revenue. We do not expect IDW’s fiscal 2010 revenues to be as high as those earned in fiscal 2009 since revenues generated by the comic book movie releases in the fourth quarter of 2009 were exceptionally high.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements this year, and IDW’s publications are currently available for purchase via mobile phones, primarily iPhones/iPod Touch. IDW titles are also available direct-to-desktop via several websites and are available on Sony’s PSP and PSP Go.

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses and costs of artists and writers. Direct cost of revenues in the three months ended April 30, 2010 as compared to the similar period in fiscal 2009 was slightly higher due to a shift in product mix. The product shift of increased sales to hard cover edition graphic novels bear a slightly higher cost of sales than the traditional soft cover comic books with lower cost of sales. Additionally, fiscal 2010 revenue consisted of an increased number of titles sold, with lower sales per title. This resulted in lower print runs, which carry a higher print cost per unit. The increase in direct cost of revenues in the nine months ended April 30, 2010 as compared to the similar period in fiscal 2009 reflects the increase in revenues, the shift in product mix.

IDW’s aggregate gross margin decreased in the three and nine months ended April 30, 2010 to 32.0% and 35.6%, respectively, from 42.2% and 38.9% in the similar periods in fiscal 2009. The decrease in the three and nine months ended April 30, 2010 was primarily due to the mix of products.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and nine months ended April 30, 2010 as compared to the similar period in fiscal 2009 primarily due to an increase in allocated expenses to IDW by CTM Holdings in fiscal 2010. This allocation includes executive salaries, stock based compensation and costs associated with operating as a publicly traded company, which were approximately $0.2 million and $0.4 million for the three and nine months ended April 30, 2010, respectively. IDW has increased staff in an effort to increase the number of titles sold and establish a footprint into digital distribution. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses increased in the three and nine months ended April 30, 2010 to 42.9% and 38.5%, respectively, from 30.5% and 30.3% in the similar periods in fiscal 2009, as revenues increased at a slower rate than selling, general and administrative expenses.

Impairment and severance charges. In th nine months ended April 30, 2009, we recorded aggregate goodwill impairment of $1.8 million in IDW, which reduced the carrying amount of the goodwill to zero.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	Nine months ended April 30,
	2010	2009
Cash flows provided by (used in):
Operating activities	$1.8	$(0.5)
Investing activities	(0.7)	(1.5)
Financing activities	(1.4)	0.6
Increase (decrease) in cash and cash equivalents from continuing operations	(0.3)	(1.4)
Discontinued operations	(0.4)	(0.2)
Increase (decrease) in cash and cash equivalents	$(0.7)	$(1.6)

Operating Activities
Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Beginning in the fourth quarter of fiscal 2008, we commenced to exit from certain unprofitable lines of businesses of CTM, consisting of Traffic Pull, Local Pull and Click2Talk. The exit from these lines of business is completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Cash used in operating activities from these exited businesses was approximately $0.9 million for the nine months ended April 30, 2009.

Investing Activities
Our capital expenditures were $0.3 million in the nine months ended April 30, 2010 and $0.5 million in the similar period in fiscal 2009.

On November 5, 2009, we purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW. We acquired the additional interests as we determined that the purchase price was reasonable as well as to reduce the number of noncontrolling interest holders in this business.

On May 5, 2010, the Company consummated the sale of substantially all of the assets used in the WMET radio station business (other than working capital) for a sale price of $4 million in a combination of cash and a promissory note from the buyer that is secured by the assets sold.  $1.3 million of the purchase price was paid in cash at the closing and the remainder will be paid pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer.

Financing Activities
During all periods presented through the September 14, 2009 Spin-Off, IDT provided us with the required liquidity to fund our working capital requirements and investments for some of our businesses. During that period, we used any excess cash provided by our operations to repay IDT. In the nine months ended April 30, 2010 and 2009, IDT provided cash to us of $2.4 million and $1.1 million, respectively. In September 2009, the amount due to IDT of $27.3 million was converted into a capital contribution.

We distributed cash of $0.4 million in the nine months ended April 30, 2010 and $0.3 million in the similar period in fiscal 2009 to the minority shareholders of IDW.

We repaid capital lease obligations of $0.2 million in the nine months ended April 30, 2010 and $0.1 million in the similar period in fiscal 2009.

We repurchased $1.1 million of our Class A and Class B common stock in the nine months ended April 30, 2010 in connection with the tender offer that expired on December 22, 2009.

On February 23, 2010, our Board of Directors approved the payment of a cash dividend in the amount of $0.25 per share ($2.1 million in the aggregate) which was paid on March 15, 2010 to stockholders of record as of March 8, 2010 of our Class A, Class B and Class C common stock..

On March 16, 2010, our Board of Directors, in light of our significant cash position, the positive impact of the declaration and payment of the $0.25 per share dividend and the lack of near-term needs or opportunities for deployment of our cash, determined to declare the payment of a cash dividend for our fourth quarter in the amount of $0.06 per share (approximately $0.5 million in the aggregate).  The dividend, subject to confirmation by our management that there is sufficient surplus as of the proposed payment date, will be paid on or about June 15, 2010 to stockholders of record as of May 3, 2010 of our Class A common stock, Class B common stock and Class C common stock.

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

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Gross trade accounts receivable decreased to $3.4 million at April 30, 2010 compared to $4.6 million at July 31, 2009, primarily due to higher collections in IDW. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 25.3% at April 30, 2010 compared to 14.7% at July 31, 2009, primarily due to an increase in WMET’s allowance for bad debt.

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

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT. The conversion of our balance due to IDT into a capital contribution as well as the $2.0 million cash contribution by IDT in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect that our operations in fiscal 2010 and the balance of cash, cash equivalents and short term investment that we held as of April 30, 2010, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, and fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances, as well as cash flows from our operations, will be sufficient to meet our long-term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenues and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 7.7% and 6.7% of our consolidated revenues for the nine months ended April 30, 2010 and 2009, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar, primarily Canadian dollars and recently in Euros, although our revenues in Euros are not significant at this time. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

OFF-BALANCE SHEET ARRANGEMENTS

We and IDT entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, IDT must indemnify us from all liability for taxes of ours and our subsidiaries for periods ending on or before September 14, 2009, and we must indemnify IDT from all liability for taxes of ours and our subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, IDT has the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. We have the right to participate jointly in any proceeding that may affect our tax liability unless IDT has indemnified us. Finally, we and our subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for the benefit of IDT.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued changes to the accounting for transfers of financial assets. These changes include (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”) (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. We are required to adopt these changes on August 1, 2010. We are currently evaluating the impact of these changes on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CTM Media Holdings, Inc.

June 14, 2010	By:	/s/ Marc E. Knoller
Marc E. Knoller
Chief Executive Officer and President

June 14, 2010	By:	/s/ Leslie B. Rozner
Leslie B. Rozner
Chief Financial Officer, Treasurer and Secretary