Form 10-K
period 2010-07-31
CTM MEDIA HOLDINGS, INC.
filed 2010-10-29
CIK 1463833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2010, or
☐ Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 29, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class A common stock of $1.80 and of the Class B common stock of $2.00 as reported on the Pink OTC Markets, was approximately $6,675,000.

As of October 26, 2010, the registrant had outstanding 1,106,468 shares of Class A common stock, 6,126,267 shares of Class B common stock, and 1,090,775 shares of Class C common stock. Excluded from these numbers are 178,517 shares of Class A common stock shares and 797,183 shares of Class B common stock held in treasury by CTM Media Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

The Information Statement relating to the registrant’s Written Consent in Lieu of an Annual Meeting of Stockholders, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

CTM Media Holdings, Inc.

Annual Report on Form 10-K

Part I
As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Holdings,” “we,” “us,” and “our” refer to CTM Media Holdings, Inc., a Delaware corporation and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ended July 31, 2010).

Item 1. Business.

OVERVIEW
CTM Media Holdings, Inc., a Delaware corporation, is a holding company consisting of the following principal businesses:

●	CTM Media Group, Inc., which we refer to as CTM, our brochure distribution company and other advertising-based product initiatives focused on small to medium sized businesses; and

●	Our approximately 77% interest in Idea and Design Works, LLC, which we refer to as IDW, which is a comic book and graphic novel publisher that creates and licenses intellectual property.

Our business consists of the following segments: CTM and IDW.

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

On September 14, 2009, IDT Corporation, which we refer to as IDT, our former parent corporation, completed a tax-free spinoff (the “Spin-Off”) of us through a pro rata distribution of our common stock to its stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every three shares of IDT’s common stock held on the record date; (ii) one share of our Class B common stock for every three shares of IDT’s Class B common stock held on the record date; (iii) one share of our Class C common stock for every three shares of IDT’s Class A common stock held on the record date; and (iv) cash in lieu of a fractional share of all classes of our common stock.

RECENT DEVELOPMENTS

Sale of assets of WMET Radio
On May 5, 2010, we consummated the sale of substantially all of the assets used in our WMET radio station business (other than working capital).  WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area. The sale price for the WMET assets was $4 million in a combination of cash and a promissory note of the buyer that is secured by the assets sold.  $1.3 million of the purchase price was paid in cash by the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer.

Dividends
We paid a cash dividend in the amount of $0.25 per share (approximately $2.1 million in the aggregate), and $0.06 per share (approximately $0.5 million in the aggregate) on March 15, 2010 and June 15, 2010, respectively, to stockholders of record as of March 8, 2010 and May 3, 2010, respectively, of our Class A, Class B and Class C common stock.

On October 19, 2010, our Board of Directors approved the payment of a dividend in the amount of $0.12 per share.  The dividend is to be paid on November 9, 2010 to stockholders of record as of November 1, 2010 of our Class A, Class B and Class C common stock, subject to confirmation by our management that there is sufficient surplus and other circumstances existing at such time.

In addition, on October 19, 2010, our Board of Directors approved the payment of regular quarterly dividends in the amount of approximately $0.06 per share, subject to confirmation by our management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times.

The declaration of any future dividend will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board that dividends are in the best interest of our stockholders.

Tender Offer
On November 17, 2009, we commenced a tender offer to purchase up to thirty percent of our outstanding common stock. We offered to purchase up to 0.4 million shares of our Class A common stock and up to 2.4 million shares of our Class B common stock, at a price per share of $1.10. The offer expired on December 22, 2009 and pursuant to the offer, we repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of our total outstanding capital stock at the time.

Purchase of Non controlling Interests in IDW
On November 5, 2009, we purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW.

CTM
CTM Media Group, Inc. develops and distributes print and mobile-based advertising and information in targeted tourist markets. Advertisers include entertainment venues, tourist attractions, and cultural sites as well as their related service providers including dining, lodging, and transport services. CTM leverages its regional network of more than 11,000 proprietary brochure display stations to distribute over 132 million printed brochures and cards per year to tourists, and to drive mobile and Internet traffic to its online tourist information services.

CTM is headquartered at 11 Largo Drive South, Stamford, Connecticut. CTM has 154 employees, 10 of whom are part-time and 144 of whom are full-time, including management, sales, distribution, graphic designers, and corporate support. CTM has 16 field offices and over 30 distribution facilities within its territory. CTM’s strategically located display stations are managed by a dedicated organization utilizing over 30 warehouses, branded delivery vans, and a uniformed distribution and delivery team.

CTM was an independent brochure distribution company until it was purchased by IDT in June 2000. At that time, CTM’s primary business centered on the distribution of brochures promoting Broadway shows within the greater New York City metropolitan area. Additional territories included Boston and other locations in New England, Toronto, Ottawa, Philadelphia, Southeast Florida and Detroit.

Since its acquisition by IDT, CTM has grown both geographically and by developing related lines of business. Geographic growth has been driven both by organic expansion to new territories and through selective purchases of regional businesses.

CTM’s client base includes over 2,600 advertisers in 28 states and provinces in the United States (including Puerto Rico) and Canada. Its distribution territory in the United States includes the Northeast, Mid-Atlantic and Midwestern states. CTM is a brochure distribution market leader in each of the following greater metro areas: New York City, Boston, Toronto, Ottawa, Miami, Ft. Lauderdale, Philadelphia, Chicago, St. Louis, Kansas City, Minneapolis/St. Paul, Detroit and Cleveland.

CTM’s client base is diverse. No single advertiser contributes a significant portion of CTM revenues. However, CTM is the leading distributor of Broadway show brochures and in fiscal years 2009 and 2010 derived approximately 10% to 15% of its revenues from Broadway and its affiliated advertising agencies.

Throughout its operating region, CTM operates four integrated and complimentary business lines: Brochure Distribution, Publishing, RightCardTM, and Digital Distribution. CTM had operated its Design & Print business, which it exited at the beginning of the fourth quarter of fiscal 2010

Brochure Distribution
CTM distributes client brochures through its network of more than 11,000 strategically located display stations. Brochure distribution is CTM’s largest line of business generating roughly 92% of CTM’s revenues in fiscal 2010 compared to 90% of CTM’s revenues in fiscal 2009.

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

CTM has developed strong relationships with its display station hosts and its regional client advertisers. These relationships constitute a significant barrier to entry that CTM believes provides it with a competitive advantage over new entrants into the industry or movement by other industry participants into certain metropolitan markets.

In fiscal 2010, CTM remained one of the largest travel and tourism brochure display companies in the Eastern and Midwestern United States, and the second largest nationally. Privately held Certified Folder Display is the national market leader with over 21,000 display station locations, primarily in the Western United States. Certified’s key metropolitan areas include San Francisco, Seattle, Los Angeles, Phoenix and Las Vegas. An estimated 20 to 30 other distribution companies competing from smaller regional bases comprise the remainder of the brochure distribution and display industry.

Publishing
CTM publishes maps with integrated display advertising and identified tourist locations. Current maps cover key metropolitan areas within CTM’s territory including Boston/New England, Chicago, Kansas City, Minneapolis/St. Paul, New York City, Philadelphia, Southeast Florida, St. Louis, and Toronto. Publishing accounted for approximately 0.7% of CTM’s revenues in fiscal 2010 compared to 1% of CTM's revenues in fiscal 2009.

RightCardTM
CTM designs and prints RightCardsTM – pocket-sized cards in a consistent format distributed through a network of specialized display stations in high-traffic areas. The RightCardTM content format includes a discount or value offer, map and contact information in both print and online. RightCardsTM are distributed at approximately 600 locations. The RightCardTM program contributed approximately 1.9% of CTM’s revenues in fiscal 2010 compared to 1% of CTM’s revenues in fiscal 2009.

Digital Distribution
CTM’s digital distribution business, offered under the brand name Ettractions, has shown strong growth in fiscal 2010. The Ettractions Digital Distribution program offers CTM’s customers a multi-channel marketing platform that includes the web, mobile internet, SMS, social media and digital signage. Ettractions.com, the core of the platform, was launched in July 2009 and has seen an increase in traffic from 5,000 unique monthly visits to 100,000. Content on the site soared from 1,300 business profiles to 5,200 in July 2010.

CTM’s SMS platform provides text messaging services using dedicated short codes in the U.S. and Canada, and connects with cell phone subscribers in over 100 countries using an international long code, thereby offering a truly global marketing platform for the travel industry. Text message volume increased from 36,000 monthly messages in August 2009 to 110,000 in July 2010.

CTM’s Digital Signage, includes a network of over 125 LCD screens built into CTM’s brochure displays located at high traffic locations in CTM’s major metropolitan markets.  Revenue from the combined digital distribution business grew from $137,000 in fiscal 2009 to $282,000 in fiscal 2010, and is expected to grow in fiscal 2011.

Design & Print
CTM leveraged its in-house design team and large print volumes to provide clients with cost-effective custom design and print services. Design & Print services contributed approximately 4.7% of CTM’s revenues in fiscal 2010 compared to 8% of CTM’s revenues in fiscal 2009.  Beginning in the fourth quarter of 2010, CTM ceased providing Print Services to its clients but instead referred its clients to outside printers and retained a referral fee.

CTM’s telephone number at its headquarters is (203) 323-9345 and its website is www.ctmmediagroup.com.

IDW
Idea and Design Works, LLC is an independent comic book publisher pre-eminent in the horror and action genres, boasting such high-profile titles as 30 Days of Night, Angel, Doctor Who, G.I. Joe, Locke and Key, Star Trek, The Transformers and True Blood.

In 1999, four entertainment executives and artists established IDW as a creative-service company providing artwork and graphic design to entertainment companies. In 2001, IDW formed its publishing division, IDW Publishing, which initially focused on producing a small number of high-quality publications and has since grown into a fully staffed publishing company. In June 2007, a subsidiary of IDT purchased a 53% interest in IDW. Founders of IDW, including Ted Adams, its current CEO, retained the remaining ownership interests in IDW.  In November 2009, we purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW.

IDW has established itself as a significant player in the comic book and graphic novel marketplace. IDW has been named Publisher of the Year in 2003, 2004, 2005, 2007 and 2008 by Diamond Comic Distributors, Inc. In 2007, Hasbro named IDW as their “Transformers Licensee of the Year – Publishing” and the nationally televised Spike Awards named 30 Days of Night as the “Best Comic Book.” In 2008, IDW won an Eisner Award for its series The Complete Terry and the Pirates. In 2010, IDW won three Eisner Awards and four Harvey Awards for three titles – The Hunter, Complete Bloom County Vol. 2, and Complete Rocketeer.  In 2007, 2008, and 2009, IDW was the only comic publisher named by Global License as one on the “Top Global Licensees.”

IDW’s comic book and trade paperback publications are distributed through two channels: (i) to comic book specialty stores on a non-returnable basis (the “direct market”) and (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the “mass market”). In addition, IDW provides clients with custom comic books and artwork/graphic design services (“creative services”). In fiscal 2009 and 2010, the direct market accounted for 50% and 44%, respectively, of IDW’s revenues, while the mass market accounted for 38% and 42%, respectively, and creative services accounted for 6% and 4%, respectively. IDW has other less significant sources of revenues. IDW’s primary customer is Diamond Comic Distributors, Inc. (“Diamond”), an unaffiliated entity that handles the vast majority of all comic publishers’ direct market distribution. Diamond purchases IDW’s publications and subsequently sells them to both the direct and non-direct markets. Retail stores are also indirect IDW customers.

IDW’s business cycle is driven by its publishing schedule and movie release dates (of movies for which IDW publishes comic books and graphic novels) which are set by third party studios.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements, and IDW’s publications are currently available for purchase via handheld devices, including iPhones, iPod Touch, iPad, PSP, PSP Go, Kindle, Nokia, and Blackberry. IDW titles are also available direct-to-desktop via several websites and are expected to be available on Google’s Android and Barnes and Noble’s Nook by the end of calendar year 2010.

IDW faces significant competition from other publishers such as Marvel Comics, DC Comics and Dark Horse Comics, many of which are substantially larger than IDW and have much greater resources than IDW.

As a diverse publisher that produces comics/graphic novels based on a variety of source material, including movies, IDW’s results are affected by the number of blockbuster movies that are released. When IDW is able to publish material on a movie that has a large marketing campaign behind it and that ultimately finds a large public audience, IDW is able to sell more comics/graphic novels. Generally, a bigger audience for the underlying source material (i.e. movies) means there will be a bigger audience for IDW’s comics/graphic novels.

In fiscal 2010, IDW generated revenues of $11.5 million and operating loss of $0.3 million. In fiscal 2009, IDW generated revenues of $12.6 million and operating loss of $0.1 million which included the impact of a goodwill impairment of $1.8 million related to IDT’s acquisition of IDW.  IDW currently employs 27 full-time employees and four temporary/part-time employees.

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
CTM’s brochure distribution business is closely linked to the travel and tourism industry. Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. CTM’s sales and revenues would be significantly reduced as a result of a decline in travel as its business targets the tourist and travelers in the locations its brochures are displayed. Reductions in tourism could also result in reduced tourism revenues for attractions, reducing the resources available to attractions to purchase CTM’s services. Further, during economic downturns, governments decrease funding for tourism which also affects CTM’s revenues. In the current recession of the global economy, discretionary spending levels have already dropped significantly.

Reduction in travel could reduce CTM’s sales and revenues.
Without limitation, some events that tend to reduce travel and, therefore, could reduce CTM’s sales and revenues include:

●	price escalation in the airline industry or other travel-related industries;

●	airline or other travel related strikes;

●	pandemics or other widespread health risks;

●	regional hostilities and terrorism;

●	unusual extended periods of bad weather;

●	fuel price escalation;

●	reduction of capacity by travel suppliers;

●	labor force stoppages that impact the Broadway theater industry;

●	increased occurrence of travel-related accidents; and

●	economic downturns and recessions.

If any of the foregoing factors results in a downturn in the tourism and travel industry, there could be a material adverse effect on CTM’s business, prospects and financial condition.

Declines or disruptions in the travel and tourism industry, such as those caused by terrorist attacks or general economic slowdowns such as the current recession, could negatively affect CTM’s business.
CTM’s brochure distribution business relies on the health and growth of the travel and tourism industry. Travel is highly sensitive to traveler safety concerns, and thus has historically declined after acts of terrorism such as those on September 11, 2001. A terrorist attack or the perceived threat of one in New York City in particular (as a significant portion of CTM’s revenue is derived from the distribution of brochures related to Broadway shows – see “Trends and changes in the theater industry could adversely affect CTM’s revenues”) could significantly reduce tourism and theater attendance. These effects, depending on their scope and duration, could significantly reduce travel and tourism, which in turn could negatively impact the demand for CTM’s services.  Reductions in travel and tourism could negatively impact CTM’s business, and if continuing, could have a material adverse affect on its business, prospects and financial condition.

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
A significant portion of CTM’s revenue, 11% in fiscal 2009 and approximately 13% in fiscal 2010, is derived from its distribution of brochures related to Broadway shows. If Broadway theater attendance declines, the demand for CTM’s services to the theater industry could soften, adversely affecting its revenues. Further, economic downturns negatively affect the entertainment industry generally and attendance at Broadway shows in particular. Moreover, new shows may not open. Accordingly, economic downturns, whether currently or in the future, could adversely impact CTM’s business from the theater industry which could have an adverse effect on its business, prospects and financial condition.

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

CTM may need to develop technology or modify its services accordingly to retain its customers and grow its customer base. Such development and modifications may require CTM to incur substantial costs and expenses to respond. Such costs and expenses may have a material adverse effect on CTM’s business, financial condition and results of operations. It is possible that CTM may not be able to adapt as Internet technologies and customer demands continue to evolve. To be successful, CTM must adapt to its rapidly changing market by continually enhancing the technologies used in its Internet products and services, and by introducing new technology to address the changing needs of its business and consumers. If CTM is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or business and consumer customer requirements, its business, prospects and financial condition could be materially adversely affected.

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
IDW is dependent on the continued services of key executives such as its CEO, Ted Adams, its Executive Vice-President, Robbie Robbins, and certain creative employees. IDW currently has employment contracts with its CEO and Executive Vice-President, but does not have employment agreements with any other officers or employees. The departure of key personnel without adequate replacement could severely disrupt IDW’s business operations. Additionally, IDW needs qualified managers and skilled employees with industry experience to operate its businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for IDW to attract and retain qualified employees. If IDW is unable to attract and retain qualified individuals or its costs to do so increase significantly, its operations would be materially adversely affected.

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
IDW operates in highly competitive markets that are subject to rapid change, including changes in customer preferences. There are substantial uncertainties associated with IDW’s efforts to develop successful publications and products for its customers. New fads, trends, and shifts in popular culture could affect the type of creative media consumers will purchase. IDW has no professionally gathered demographic data, but anecdotal evidence and management experience indicate that the majority of IDW’s readers are males between the ages of 18 and 35. Content in which IDW has invested significant resources may fail to respond to consumer demand at the time it is published. IDW regularly makes significant investments in new products that may not be profitable, or whose profitability may be significantly lower than IDW has experienced historically. A loss in sales due to the foregoing could have a material adverse effect on IDW’s business, prospects and financial condition.

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
IDW’s business is highly dependent on maintaining strong relationships with the entertainment companies that license their entertainment properties to IDW, and with authors, illustrators and other creative talent who produce the products that are sold to IDW’s customers. Any weakening of these relationships, or the failure to develop successful new relationships, could have an adverse impact on IDW’s business and financial performance. IDW has an exclusive relationship with only one artist. IDW, therefore, depends on freelance artists who choose how to spend their time and utilize their talents. It is important for IDW to maintain strong relationships with those freelance artists so they devote their time and talent to IDW’s projects.

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
Because of Diamond’s role as distributor of IDW’s publications and the fact that much of IDW’s inventory is held at Diamond’s facilities, IDW depends on Diamond to implement internal controls over financial reporting and to provide IDW with information related to those internal controls. Diamond’s internal controls might not be sufficient to allow IDW to meet its internal control obligations or to allow IDW’s management to properly assess those controls. Diamond might fail to cure any internal control deficiencies related to the publications that it distributes. IDW may be unable to effectively create compensating controls to detect and prevent errors or irregularities in Diamond’s accounting to IDW and others. Errors in properly tracking publication sales could also negatively impact IDW’s revenues.

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
Prior to the Spin-Off, there was no public trading market for shares of our common stock. Our Class A common stock and Class B common stock are quoted on the Pink OTC Markets. As a result, an investor may find it difficult to sell, or to obtain accurate quotations as to the price of, shares of our common stock. In addition, our common stock may be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions and high net worth individuals). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their shares in the secondary market.

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
As a result of the Spin-Off, we became independent of IDT. We have limited operating history as an independent company, and no current sources of financing. Any financing formerly provided to any of our businesses by IDT is no longer available. We may need to raise additional capital in order for stockholders to realize increased value on our securities. Given the current global economy, there can be no assurance that we would be able to obtain funding on commercially reasonable terms in a timely fashion. Failure to obtain additional funding, if necessary, could have a material adverse effect on our business, prospects and financial condition.

Holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our Class C common stock.
Holders of our Class B common stock are entitled to one-tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class A common stock are entitled to one vote per share and holders of our Class C common stock are entitled to three votes per share. As a result, the ability of holders of our Class B common stock to influence our management is limited.

We are controlled by our principal stockholder, which limits the ability of our other stockholders to affect the management of the Company.
Howard S. Jonas, our Chairman of the Board and founder has voting power over 3,981,894 shares of our common stock (which includes 497,237 shares of our Class A common stock, 2,393,882 shares of our Class B common stock and 1,090,775 shares of our Class C common stock which are convertible into shares of our Class A common stock on a 1-for-1 basis), representing approximately 80% of the combined voting power of our outstanding capital stock, as of October 26, 2010. Mr. Jonas is able to control matters requiring approval by our stockholders, including the approval of significant corporate matters, such as any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our Company is limited. Mr. Jonas and William C. Martin (via his funds Raging Capital Fund, LP and Raging Capital Fund (QP), LP) collectively  own approximately 57% of our outstanding shares which are publicly traded, limiting the liquidity of our remaining publicly traded shares.

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

Item 3. Legal Proceedings.
None. We are subject to other legal proceedings which arise in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of our management, none of the legal proceedings to which we are a party, whether discussed above or otherwise, will have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. (Removed and Reserved).

 Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY
Our Class A common stock and Class B common stock are quoted on the Pink OTC Markets and trade under the symbols “CTMMA” and “CTMMB,” respectively.

The table below sets forth the high and low sales prices for our Class A common stock as reported on the Pink OTC Markets for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2010
First Quarter	$1.29	$0.30
Second Quarter	$2.00	$0.56
Third Quarter	$2.60	$1.70
Fourth Quarter	$2.75	$2.00

The table below sets forth the high and low sales prices for our Class B common stock as reported on the Pink OTC Markets for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2010
First Quarter	$1.01	$0.30
Second Quarter	$2.30	$0.75
Third Quarter	$2.85	$1.80
Fourth Quarter	$2.75	$1.62

On October 26, 2010, there were 64 holders of record of our Class A common stock, 121 holders of record of our Class B common stock and 5 holders of our Class C common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 25, 2010, the last sales price reported on the Pink OTC Markets for our Class A common stock was $2.00 per share and for our Class B common stock was $2.35 per share.

We paid cash dividends to our stockholders in March and June 2010. On March 15, 2010, we paid a dividend in the amount of $0.25 per share (approximately $2.1 million in the aggregate) to holders of our Class A, Class B and Class C common stock.  On June 15, 2010, we paid a dividend in the aggregate amount of $0.06 per share (approximately $500,000 in the aggregate) to holders of our Class A, Class B and Class C common stock. The declaration of any future dividend will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board that dividends are in the best interest of our stockholders. On October 19, 2010, our Board of Directors approved the payment of a dividend in the amount of $0.12 per share.  The dividend is to be paid on November 9, 2010 to stockholders of record as of November 1, 2010 of our Class A, Class B and Class C common stock, subject to confirmation by our management that there is sufficient surplus and other circumstances existing at such time.

In addition, on October 19, 2010, our Board of Directors approved the payment of regular quarterly dividends in the amount of approximately $0.06 per share, subject to confirmation by our management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times.

The information required by Item 201(d) of Regulation S-K will be contained in our Information Statement for our Written Consent in Lieu of an Annual Stockholders Meeting (the “Information Statement”), which we will file with the SEC within 120 days after July 31, 2010, and which is incorporated by reference herein.

Item 6. Selected Financial Data.
Smaller reporting companies are not required to provide the information required by this Item. In accordance with Item 10-(f)(2)(i) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million as of January 29, 2010, the last business day of our second fiscal quarter.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report contains forward-looking statements.  Statements that are not historical facts are forward-looking statements and such forward-looking statements are statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include:

●	statements about our and our divisions’ future performance;
●	projections of our and our divisions’ results of operations or financial condition; and
●	statements regarding our plans, objectives or goals, including those relating to our strategies, initiatives, competition, acquisitions, dispositions and/or our products.

Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “target,” “estimate,” “project,” “predict,” “forecast,” “guideline,” “aim,” “will,” “should,” “likely,” “continue” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are cautioned not to place undue reliance on these forward-looking statements and all such forward-looking statements are qualified in their entirety by reference to the following cautionary statements.

Forward-looking statements are based on our current expectations, estimates and assumptions and because forward-looking statements address future results, events and conditions, they, by their very nature, involve inherent risks and uncertainties, many of which are unforeseeable and beyond our control. Such known and unknown risks, uncertainties and other factors may cause our actual results, performance or other achievements to differ materially from the anticipated results, performance or achievements expressed, projected or implied by these forward-looking statements.  These factors include those discussed under Item 1A to Part I “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

We caution that such factors are not exhaustive and that other risks and uncertainties may cause actual results to differ materially from those in forward-looking statements.

Forward-looking statements speak only as of the date of this Annual Report and are statements of our current expectations concerning future results, events and conditions and we are under no obligation to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Form 8-K and Form 10-Q.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

OVERVIEW
We are a former subsidiary of IDT. As a result of the Spin-Off, on September 14, 2009, we became an independent public company. While many of the costs of being a public company were already borne by our business units – either directly or by allocation of corporate overhead from IDT - we incurred incremental costs of approximately $0.7 million, during fiscal year 2010 to perform the necessary accounting, internal controls, reporting functions, filing fees and costs related to filings for shareholder communications and mailings. A portion of these functions are provided by IDT pursuant to the Master Services Agreement, dated September 14, 2009, between us and IDT.

Our principal businesses consist of:

●	CTM Media Group, our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses; and

●	Our approximately 77% interest in Idea and Design Works, LLC, which is a comic book and graphic novel publisher that creates and licenses intellectual property.

Our operations face challenges, including those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. In particular, we face challenges:

●	related to the current state of the U.S. and global economies and its impact on travel and other discretionary spending;

●	from technological changes; and

●	from alternatives to our products and services.

We are developing plans and changes to our businesses to address each of these identified challenges.

The current economic situation, including reductions in compensation, increases in unemployment and the relatively low level of consumer confidence, has led to a decrease in travel and spending on entertainment, which has a negative impact on CTM’s  operations. Despite the general economy’s continued downturn, CTM’s business showed improvement, mainly due to management’s focus on sectors of the market that are impacted less by the economic downturn, as well as cost cutting measures.

However, while the segment of the travel industry that CTM targets is less impacted by the downturn, and certain consumers may look to more modest travel options, including car travel as opposed to air travel, which could increase the demand for the offerings of CTM’s customers, any negative impact on travel and entertainment spending could negatively impact CTM’s business.

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

CTM recognizes valuable digital distribution opportunities that are available in the advertising market. CTM is, therefore, seeking to maintain its market share by developing and marketing Internet-based services to existing and other customers.

IDW is also impacted by declines in the publishing industry. To counteract that decline, IDW is increasing its presence in the digital book area.

IDW’s performance in fiscal 2009 included sales of comic book and graphic novel products linked to successful movie properties. To replicate this performance, IDW needs to obtain access to other big name properties and/or sequels to the recent successful movies. Blockbuster movies are hard to predict and those from major developers often have their own outlets for comic book and graphic novel development. IDW will continue to seek out attractive opportunities, and will attempt to increase sales of other properties to maintain its overall revenue figures.

CTM
CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. CTM operates four integrated and complimentary business lines: Brochure Distribution, Publishing, RightCardTM, and Digital Distribution. CTM had operated its Design & Print business, which it exited at the beginning of the fourth quarter of fiscal 2010. CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2010, CTM serviced over 2,600 clients and maintained more than 11,000 display stations in over 28 states and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 61.8% of consolidated revenues in fiscal 2010 and 61.2% in fiscal 2009.

IDW
IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. IDW’s revenues represented 38.2% of consolidated revenues in fiscal 2010 and 37.5% in fiscal 2009.

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

Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts receivable for estimated losses, which result from the inability or unwillingness of our customers to make required payments and for returns of inventory from our distributors and our direct market customers. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. In addition, we perform ongoing internal credit evaluations of our significant customers, but historically we have not required collateral to support trade accounts receivable from our customers. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balances. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowances accordingly; however actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill and Intangible Assets with Indefinite Useful Lives
In accordance with Accounting Standards Codification ‘ASC 350’ relating to goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Other intangible assets with definite lives are amortized over their estimated useful lives.

The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount (which is known as Step 1). If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. In fiscal 2009, we recorded aggregate goodwill impairment charges of $31.5 million, which reduced the carrying amount our goodwill to zero. We estimated the fair value of our reporting units using discounted cash flow methodologies, as well as considering third party market value indicators. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, required significant estimates and assumptions by management.

Valuation of Long-Lived Assets including Intangible Assets with Finite Useful Lives
We test the recoverability of our long-lived assets including identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

●	significant actual underperformance relative to expected performance or projected future operating results;
●	significant changes in the manner or use of the asset or the strategy of our overall business; and
●	significant adverse changes in the business climate in which we operate.

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

Year Ended July 31, 2010 Compared To Year Ended July 31, 2009

Sale of Assets of WMET Radio
On May 5, 2010, we consummated the sale of substantially all of the assets used in our WMET radio station business (other than working capital).  WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area. The sale price for the WMET assets was $4 million in a combination of cash and a promissory note of the buyer that is secured by the assets sold.  $1.3 million of the purchase price was paid in cash by the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer. The sale met the criteria to be reported as a discontinued operation and accordingly, WMET’s results are classified as part of discontinued operations for all periods presented. In the forth quarter of fiscal 2010, the company recognized a gain of $1.6 million in connection with the sale.

Summary Financial Data of Discontinued Operations
Revenues, (loss) income before income taxes and net (loss) income of WMET, which are included in discontinued operations, were as follows:

Year Ended July 31,	2010	2009
	(in thousands)
Revenue	$411	$1,168
Loss before income taxes and net loss .	(625)	(1,936)

Consolidated

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Revenues
CTM	$18.6	$19.9	$(1.3)	(6.53)
IDW	11.4	12.6	(1.2)	(9.52)
Total revenues	$30.0	$32.5	$(2.5)	(7.7)

Revenues. The decrease in consolidated revenues in fiscal 2010 compared to fiscal 2009 was due to the decrease in both CTM and IDW revenues. The decrease in CTM revenues was primarily due to our exit from or changes to the business model of our unprofitable business lines and due to a global economic slowdown in our distribution and printing businesses. Some of CTM’s distribution customers rely on state and local funding or grants which have been decreased or eliminated, resulting in reduced advertising and customer spending and, in some cases, certain of our customers going out of business. The decrease in IDW revenues due to higher returns, lower publishing revenue and lower creative services revenue partially offset by increased licensing and royalty revenue and increased digital publishing revenue.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Costs and expenses
Direct cost of revenues	$14.1	$14.6	$(0.5)	(3.4)
Selling, general and administrative	14.2	14.6	(0.4)	(2.7)
Depreciation and amortization	0.9	1.0	(0.1)	(10.0)
Bad debt expense	0.1	0.7	(0.6)	85.0
Impairment and severance charges	0.0	32.1	(32.1)	100.0
Total costs and expenses	$29.3	$63.0	$(33.7)	(53.5)

Direct Cost of Revenues. The decrease in direct cost of revenues in fiscal 2010 compared to fiscal 2009 was due to a decrease in CTM’s cost of sales which was partially offset by an increase in IDW’s  cost of sales. The decrease in CTM’s direct cost of revenues was primarily due to a decrease in printing business as a result of exiting the printing business as well as our cost reduction strategies initiated in 2010. The increase in IDW’s direct cost of revenues was as result of an increase in printing and royalty costs. This increase was largely due to property acquisitions which did not result in sales as significant as those related to major movies. Lower sales volumes result in higher print prices. In addition, many of these new properties provided creators a share in the profits of the publications, resulting in an increase in royalties. Overall gross margin decreased from 55.0% in fiscal 2009 to 52.9% in fiscal 2010 due to a decrease in IDW’s gross margin percentage offset by a slight increase in CTM’s gross margin percentage a result of a change in the mix of products.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in fiscal 2010 compared to fiscal 2009 was due to a decrease in the selling, general and administrative expenses of CTM partially offset by an increase in IDW costs.  CTM’s selling, general and administrative expenses decrease was primarily due to the exit from certain unprofitable lines of businesses, reduction in compensation, commissions and insurance expenses partially offset by costs allocated to the CTM segment associated with operating as a publicly traded company and non cash compensation cost. IDW’s selling, general and administrative expenses increase was primarily due to an increase in the number of employees, consultants and IDW’s share of costs associated with operating as a publicly traded company. Total selling, general and administrative expenses associated with operating as a publicly traded company was $0.7 million and stock based compensation costs was $0.4 million in fiscal 2010.

As a percentage of total revenues, selling, general and administrative expenses increased from 44.8% in fiscal 2009 to 47.4% in fiscal 2010 as selling, general and administrative expenses increased while revenues decreased.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of our Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period ending on the grant date. Total unrecognized compensation cost on the grant date of $1.25 million, is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.

Bad Debt Expense. The decrease in the total bad debt expense in fiscal 2010 compared to fiscal 2009 was primarily due to a decrease in bad debt expenses at CTM resulting from improved collections and a better economy in 2010.

Impairment and Severance Charges. We recorded aggregate goodwill impairment charges of $31.5 million in fiscal 2009. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, and (3) significant revisions to internal forecasts. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of CTM and IDW exceeded their estimated fair value, therefore we performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, we recorded goodwill impairment of $29.7 million in CTM and $1.8 million in IDW which reduced the carrying amount of the goodwill in each of these reporting units to zero. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions.

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

The Company recorded in fiscal 2009 restructuring charges of $0.6 million consisting primarily of severance related to a company-wide cost savings program and reduction in force.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Income (loss) from operations	$0.8	$(30.5)	$31.3	102.6
Interest income, net	(0.1)	(0.1)	—	-
Other income, net	(0.2)	—	(0.2)	100.0
Provision for income taxes	(0.1)	(0.1)	—	-
Net Income (loss) from continuing operations	0.4	(30.7)	31.1	101.3
Loss from discontinued operations	(0.6)	(1.9)	1.3	68.4
Gain from sale of discontinued operations	1.6	—	1.6	100.0
Total income (loss) from discontinued operations	1.0	(1.9)	2.9	152.6
Net Income (loss)	1.4	(32.6)	34.0	104.29
Less: Net income attributable to noncontrolling interest	0.1	1.3	(1.2)	0.92
Net income (loss) attributable to CTM Media Holdings, Inc.	$1.3	$(33.9)	$35.2	103.8

Non-controlling Interests. Noncontrolling interests relate to minority owners of IDW. On November 5, 2009, the Company purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, the Company owns a 76.665% interest in IDW.

Income Taxes. Provision for income taxes in fiscal 2010 decreased compared to fiscal 2009 due to decreases in our foreign income tax expense which were partially offset by state and local income tax expenses. Our foreign income tax expense results from income generated by our Canadian  subsidiary that cannot be offset against losses generated in the United States.

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

CTM

(in millions)			Change
Year Ended July 31,	2010	2009	$	%
Revenues	$18.6	$19.9	$(1.3)	(6.5)
Direct cost of revenues	6.8	7.5	(0.7)	(9.3)
Selling, general and administrative	9.8	11.0	(1.2)	(10.9)
Depreciation and amortization	0.8	0.8	—	-
Bad debt expense	0.1	0.7	(0.6)	85.7
Impairment and severance charges	—	30.3	(30.3)	100
Income (loss) from operations	$1.1	$(30.4)	$(31.5)	103.62

Revenues. The decrease in CTM’s revenues in fiscal 2010 compared to fiscal 2009 was primarily due to our exit from or changes to business model of certain unprofitable business lines  and due to a global economic slowdown in our distribution and publishing business. In fiscal 2009 we exited most of our Local Media business and restructured the remaining portion to commission based revenue. This resulted in a decline in revenues of approximately $0.3 million in fiscal 2010, compared to fiscal 2009. In the fourth quarter of fiscal 2010 we restructured our unprofitable printing business from a reseller of print services to a commission agent for printing vendors. The change to a commission based revenue structure and the overall slowdown of the business resulted in a decline of $0.6 million in fiscal 2010 compared to fiscal 2009. Our distribution and publishing business declined $0.5 million in fiscal 2010 compared to fiscal 2009, as a result of the global economic slowdown. The most significant declines were in the North East which was largely due to the lingering effects of the global economic slowdown during the first half of fiscal 2010, followed by the South East  and the Mid-West regions partially offset by increased revenues and favorable exchange rates on revenues generated in our Canadian division. Some of CTM’s distribution customers rely on state and local funding or grants which have been decreased or eliminated resulting in reduced advertising and customer spending. Partially offsetting the decrease in revenue was an increase in our Digital Products revenue. We have seen positive signs of a gradual recovery in our business such that we expect our fiscal 2011 revenues to be slightly higher than our fiscal 2010 revenues.

Direct Cost of Revenues. Direct cost of revenues consist primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses, and print and design expenses. The decrease in direct cost of revenues in fiscal 2010 compared to fiscal 2009 is primarily due to decreased printing revenues.  CTM’s aggregate gross margin increased in fiscal 2010 to 63.3% from 62.2% in fiscal 2009. The increase was primarily due to the change in mix of products partially as a result of our exit from lower margin business.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs and insurance. Selling, general and administrative expenses decreased in fiscal 2010 compared to fiscal 2009 primarily due to the exit from certain unprofitable lines of business, reduction in compensation, commissions, insurance and allocation of executive compensation to IDW which previously was recorded solely at CTM. This decrease was partially offset by costs associated with operating as a publicly traded company and stock based compensation. Total selling, general and administrative expenses associated with operating as a publicly traded company and stock based compensation, in each case, as allocated to CTM, was $0.5 and $0.4 million in fiscal 2010. As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses decreased in fiscal 2010 to 52.7% from 55.5% in fiscal 2009, as selling, general and administrative expenses decreased more than proportionally to revenues.

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

The Company recorded in fiscal 2009 restructuring charges of $0.6 million consisting primarily of severance related to a company-wide cost savings program and reduction in work force.

IDW

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Revenues	$11.4	$12.6	$(1.2)	(9.5)
Direct cost of revenues	7.3	7.1	0.2	2.8
Selling, general and administrative	4.3	3.6	0.7	19.4
Depreciation and amortization	0.1	0.2	(0.1)	50
Impairment	—	1.8	(1.8)	100
Loss from operations	$(0.3)	$(0.1)	$(0.2)	200

Revenues. The decrease in IDW’s revenue in fiscal 2010 compared to fiscal 2009 was due to higher returns based on historical averages, lower publishing revenue and lower creative services revenue partially offset by increased licensing and royalty revenue and increased digital publishing revenue. The higher returns are due to comic book movie releases that have a shorter shelf life at our distributers, a downturn in the economy and the higher relative impact of lesser known titles with higher return rates. The decreased publishing revenue was a result of particularly strong publishing revenue in the third and forth quarter of 2009 from comic book movie releases such as: Transformers, Revenge of the Fallen, Star Trek (2009), Terminator Salvation, and G.I. Joe: The Rise of Cobra. Our creative services revenue decreased as a result of lower marking budgets by our customers during the downturn in the economy. The increase in licensing and royalty revenue is mainly a result of the sale of the World War Robot license in the second quarter of fiscal 2010. The Digital Distribution revenue has continued to grow since its inception in January 2010. IDW has entered into a number of digital distribution agreements, and IDW’s publications are currently available for purchase via handheld devices, including iPhones, iPod Touch, iPad, PSP, PSP Go, Kindle, Nokia, and Blackberry. IDW titles are also available direct-to-desktop via several websites and are expected to be available on Google’s Android and Barnes and Noble’s Nook by the end of calendar year 2010. We expect IDW’s revenues to be higher across all lines of business in fiscal 2011.

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses, costs of artist and writers and royalty fees. The increase in direct cost of revenues in fiscal 2010 compared to fiscal 2009 was as result of an increase in printing and royalty fees. This increase was largely due to property acquisitions which did not result in sales as significant as those related to major movies. Lower sales volumes result in higher print prices. In addition, many of these new properties provided creators a share in the profits of the publications, resulting in an increase in the royalties. There was a product shift to increased sales of hard cover edition graphic novels that bear a higher print cost of sales than the traditional soft cover comic books. Additionally, fiscal 2010 revenues consisted of an increased number of titles sold, with lower sales per title. This resulted in smaller quantities printed per title which carry a higher print cost per unit. There was also an increase in old inventory being written down. Royalty fees relating to the distribution businesses increased as a result of the increase in the number of profit sharing deals from the more traditional royalty agreements on net sales.

IDW’s aggregate gross margin decreased in fiscal 2010 to 35.9% from 43.6% in fiscal 2009. The decrease in fiscal 2010 was primarily due to an increase in costs discussed above.

Selling, General and Administrative. Selling, general and administrative expenses increased in fiscal 2010 compared to fiscal 2009 primarily due to an increase in allocated expenses to IDW by the Company in fiscal 2010. This allocation includes executive salaries and costs associated with operating as a publicly traded company, which were approximately $0.5 million in fiscal 2010. IDW has increased staff in an effort to increase the number of titles sold and establish a footprint into digital distribution. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses increased in fiscal 2010 to 37.7% from 28.6% in fiscal 2009, as selling, general and administrative expenses increased while revenues declined.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT.

(in millions)	Year ended July 31,
	2010	2009
Cash flows provided by (used in):
Operating activities	$2.6	$1.3
Investing activities	0.4	(1.7)
Financing activities	(2.6)	1.5
Increase in cash and cash equivalents from continuing operations	0.4	1.1
Discontinued operations	(0.4)	(.2)
Increase in cash and cash equivalents	$0.0	$0.9

Operating Activities
Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. In the fourth quarter of fiscal 2008, we commenced to exit from certain unprofitable lines of businesses of CTM, consisting of Traffic Pull, Local Pull and Click2Talk. The exit from these lines of business is mostly completed. The Local Pull product is still being offered by CTM, however the business model has been reworked and Local Pull is being marketed through outsourced channels, which is more cost effective for us. Cash used in operating activities from these exited businesses was approximately $1.1 million in fiscal 2009.

Investing Activities
Our capital expenditures were $0.4 million in fiscal 2010 and $0.7 million in fiscal 2009. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2011 will be approximately $0.7 million. We expect to fund our capital expenditures with our cash, cash equivalents and short term investment on hand.

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

On May 5, 2010, the Company consummated the sale of substantially all of the assets used in the WMET radio station business for a sale price of $4 million in a combination of cash and a promissory note from the buyer that is secured by the assets sold.  $1.3 million of the purchase price (net of 0.1million in selling expenses) was paid in cash by the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer.

Financing Activities
During fiscal 2009 and in fiscal 2010 up until the Spin-Off on September 14, 2009, IDT, our former parent company, provided us with the required liquidity to fund our working capital requirement and investments for some of our businesses. We used any excess cash provided by our operations to repay IDT. In fiscal 2010 and in fiscal 2009, IDT provided net cash to us of $2.4 million and $2.0 million, respectively. At July 31, 2009, the amount due to IDT was $24.9 million. In September 2009, the amount due to IDT of $25.3 million was converted into a capital contribution.

We distributed cash of $1.0 million in fiscal 2010 and $0.3 million in fiscal 2009 to the minority shareholders of IDW.

We repaid capital lease obligations of $0.2 million in fiscal 2010 and $0.2 million in fiscal 2009.

We repurchased $1.1 million of our Class A and Class B common stock in the second quarter ended January 31, 2010 in connection with the tender offer that expired on December 22, 2009.

We paid a cash dividend in the amount of $0.25 per share (approximately $2.1 million in the aggregate), and $0.06 per share (approximately $0.5 million in the aggregate) on March 15, 2010 and June 15, 2010, respectively, to stockholders of record as of March 8, 2010 and May 3, 2010, respectively, of our Class A, Class B and Class C common stock.

On October 19, 2010, our Board of Directors approved the payment of a dividend in the amount of $0.12 per share.  The dividend is to be paid on November 9, 2010 to stockholders of record as of November 1, 2010 of our Class A, Class B and Class C common stock, subject to confirmation by our management that there is sufficient surplus and other circumstances existing at such time.

In addition, on October 19, 2010, our Board of Directors approved the payment of regular quarterly dividends in the amount of approximately $0.06 per share, subject to confirmation by our management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times.

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

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Gross trade accounts receivable decreased to $4.3 million at July 31, 2010 compared to $4.6 million at July 31, 2009. The decrease in fiscal 2010 is mainly due to higher collections in IDW. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 18.2% at July 31, 2010 compared to 14.7% at July 31, 2009. The main reason for the increase in the allowance for doubtful accounts is due to fully reserving for all accounts receivable in the recently discontinued WMET business.

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

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT. The conversion of our balance due to IDT into a capital contribution in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect our operations in the next twelve months and the balance of cash, cash equivalents and short term investment that we held as of July 31, 2010, as well as the $0.4 million expected to be repaid in fiscal 2011 under terms of the promissory note for the sale of WMET, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances as well as cash flows from our operations will be sufficient to meet our long term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity and timely payments of the $4 million due to us under the promissory note from the sale of WMET. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK
Revenues from our international operations represented 9.0% and 7.4% of our consolidated revenues from continuing revenues for fiscal 2010 and fiscal 2009, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar, primarily Canadian dollars. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Standards and Recently Issued Accounting Standards

In September 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of U.S. GAAP. These changes establish the FASB Accounting Standards Codification™ (or Codification) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change or alter existing U.S. GAAP. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

On February 1, 2010, the Company adopted the amendment to the accounting standard relating to fair value measurements, which is intended to improve the disclosures about fair value measurements in financial statements. The main provisions of the amendment require new disclosures about (1) transfers in and out of the three levels of the fair value hierarchy and (2) activity within Level 3 of the hierarchy. In addition, the amendment clarifies existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. The adoption of the changes to the disclosures about fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. Pursuant to the amendment, the adoption of certain of the disclosures about the activity within Level 3 is not required until August 1, 2011. The Company does not expect the adoption of these changes to its disclosures about fair value measurements to have an impact on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is included in this Annual Report on Form 10-K on page 24 and is incorporated herein by reference.

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of our executive officers and directors along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers
Howard S. Jonas - Chairman of the Board
Marc E. Knoller - Chief Executive Officer and President
Leslie B. Rozner -Chief Financial Officer, Treasurer and Corporate Secretary

Management Directors
Howard S. Jonas
Marc E. Knoller

Independent Directors
Jan Buchsbaum - Management Associate at New York Life Insurance Company.

Perry Davis - Partner at Perry Davis Associates, Inc. (“PDA”), an international consulting firm providing management and development assistance to non-profit organizations. Mr. Davis is a founder of PDA and has been its President since 1986.

Irwin Katsof – Partner at Doheny Global Group, a company developing renewable energy projects throughout Central and Eastern Europe, and Founder, President and past Chief Executive Officer of Global Capital Associates, which provides business development and networking services, where Mr. Katsof developed business and marketing strategy for the company.

The remaining information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2010, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2010, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2010, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2010, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2010, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)     The following documents are filed as part of this Report:

1.     Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.   Financial Statement Schedule.

       All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.   The exhibits listed in paragraph (b) of this item.

(b)  Exhibits.

Exhibit Number	Description of Exhibits
2.1(1)	Separation and Distribution Agreement, dated September 14, 2009.

3.1(1)	Second Restated Certificate of Incorporation of the Registrant.

3.2(2)	By-laws of the Registrant.

10.1(2)	2009 Stock Option and Incentive Plan of CTM Media Holdings, Inc.#

10.2(1)	Master Service Agreement, dated September 14, 2009.

10.3(1)	Tax Separation Agreement, dated September 14, 2009.

10.4(3)	Restricted Stock Agreement, dated October 14, 2009 between the Company and Howard Jonas. #

14.1(1)	Code of Business Ethics and Conduct, adopted on August 18, 2009.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Zwick Maddox & Banyai, PLLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

# Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 10-K filed October 29, 2009.

(2)	Incorporated by reference to the Company’s Form 10-12G/A filed August 10, 2009.

(3)	Incorporated by reference to the Company’s Form 8-K filed October 20, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CTM MEDIA HOLDINGS, INC.

By:	/s/ Marc E. Knoller
Marc E. Knoller
Chief Executive Officer

Date: October 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Director	October 29, 2010
Howard S. Jonas

/s/ Marc E. Knoller	Chief Executive Officer, President and Director (Principal Executive Officer)	October 29, 2010
Marc E. Knoller

/s/ Leslie B. Rozner	Chief Financial Officer, Treasurer and Corporate Secretary	October 29, 2010
Leslie B. Rozner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jan Buchsbaum	Director	October 29, 2010
Jan Buchsbaum

/s/ Perry Davis	Director	October 29, 2010
Perry Davis

/s/ Irwin Katsof	Director	October 29, 2010
Irwin Katsof

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of CTM Media Holdings, Inc. (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting by the Company using the criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of July 31, 2010. Based on this assessment, we believe that the internal control over financial reporting of the Company as of July 31, 2010 was effective and through operation provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, as a result of the remediation of a material weakness in the Company’s internal controls and procedures, as described below.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company as a small reporting filer, to provide only management’s report in this annual report.

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
Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of CTM Media Holdings, Inc,

We have audited the accompanying consolidated balance sheets of CTM Media Holdings, Inc. as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2010. These financial statements are the responsibility of the CTM Media Holdings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts in the disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTM Media Holdings, Inc. as of July 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2010, in conformity with generally accepted accounting principles in the United States of America.

/s/ Zwick Maddox & Banyai, PLLC

Zwick Maddox & Banyai, PLLC Southfield, Michigan

October 29, 2010

CTM MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended July 31,
(in thousands, except per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$6,516	$6,480
Short term investment	1,030	1,024
Trade accounts receivable, net	3,496	3,908
Inventory – finished goods	1,462	1,405
Prepaid expenses	965	979
Note receivable - current	321	3
Assets of discontinued operations	—	2,350
Total current assets	13,790	16,149
Property and equipment, net	2,013	2,392
Licenses and other intangibles, net	17	89
Note receivable	2,400	—
Other assets	181	159
Total assets	$18,401	$18,789
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,187	$1,024
Accrued expenses	1,539	1,360
Deferred revenue	2,035	1,731
Due to IDT Corporation	38	24,921
Income tax payable	770	690
Capital lease obligations—current portion	227	222
Other current liabilities	646	563
Total current liabilities	6,442	30,511
Capital lease obligations—long-term portion	286	529
Total liabilities	6,728	31,040
Commitments and contingencies		—
Stockholders’ Equity (deficit):
CTM Media Holdings, Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,285 shares issued and 1,106 shares outstanding at July 31, 2010; no shares issued at July 31, 2009	13	—
Class B common stock, $0.01 par value; authorized shares—65,000; 6,920 shares issued and 6,126 shares outstanding at July 31, 2010; no shares issued at July 31, 2009	69	—
Class C common stock, $0.01 par value; authorized shares—15,000; 1,091 shares issued and outstanding at July 31, 2010; no shares issued at July 31, 2009	11	—
Additional paid-in capital	58,548	33,141
Treasury Stock, at cost, consisting of 179 shares of shares of Class A and 797 shares of Class B at July 31, 2010	(1,070)	—
Accumulated other comprehensive income	117	124
Accumulated deficit	(46,235)	(47,483)
Total CTM Media Holdings, Inc. stockholders’ equity (deficit)	11,453	(14,218)
Noncontrolling interests	220	1,967
Total stockholders’ equity (deficit)	11,673	(12,251)
Total liabilities and stockholders’ equity	$18,401	$18,789

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July, 31
(in thousands, except per share data)	2010	2009

Revenues	$30,026	$32,515
Costs and expenses:
Direct cost of revenues	14,148	14,640
Selling, general and administrative (i)	14,218	14,577
Depreciation and amortization	859	1,032
Bad debt	63	647
Impairment and severance charges	—	32,125
Total costs and expenses	29,288	63,021
Income (loss) from operations	738	(30,506)
Interest expense, net	(75)	(51)
Other (expense) income, net	(163)	8
Income (loss) from continuing operations before income taxes	500	(30,549)
Provision for income taxes	(91)	(145)
Income (loss) from continuing operations	409	(30,694)
Discontinued operations net of tax: (Note 2)
Loss from discontinued operations	(623)	(1,936)
Gain from sale of discontinued operations	1,599	—
Total income (loss) from discontinued operations	976	(1,936)
Net Income (loss)	1,385	(32,630)

Less - net income attributable to non-controlling interests	137	1,230
Net income (loss) attributable to CTM Media Holdings, Inc.	1,248	$(33,860)

Amounts Attributable to CTM Media Holdings common stockholders:
Income (loss) from continuing operations	272	(31,924)
Income (loss) from discontinued operations	976	(1,936)
Net income (loss) attributable to CTM Media Holdings, Inc.	1,248	$(33,860)

Earnings per share attributable to CTM Media Holdings, Inc. common stockholders:
Basic:
Income (loss) from continuing operations	$0.04	$(4.25)
Income (loss) from discontinued operations	$0.16	$(0.26)
Net Income (loss)	$0.20	$(4.51)
Weighted-average number of shares used in calculation of basic earnings per share:	6,188	7,514

Diluted:
Income (loss) from continuing operations	$0.03	$(4.25)
Income (loss) from discontinued operations	$0.13	$(0.26)
Net Income (loss)	$0.16	$(4.51)
Weighted-average number of shares used in calculation of dilutive earnings per share:	7,839	7,514

(i) Stock-based compensation included in selling, general and administrative expenses	357	-

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT August 1, 2008	—	$—	—	$—	—	$—	$33,144	$—	$188	$(13,623)	$1,077	$20,786
Stock-based compensation	—	—	—	—	—	—	(3)	—	—	—	—	(3)
Distributions	—	—	—	—	—	—	—	—	—	—	(340)	(340)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(64)	—	—	(64)
Net loss for the year ended July 31, 2009	—	—	—	—	—	—	—	—	—	(33,860)	1,230	(32,630)

Comprehensive (loss) income	—	—	—	—	—	—	—	—	(64)	(33,860)	1,230	(32,694)
BALANCE AT JULY 31, 2009	—	—	—	—	—	—	$33,141	—	124	(47,483)	1,967	(12,251)
Shares issued upon spinoff	1,285	13	5,138	51	1,091	11	(75)	—	—	—	—	—
Conversion of amount due to IDT to APIC	—	—	—	—	—	—	25,293	—	—	—	—	25,293
Cash contribution from IDT	—	—	—	—	—	—	2,000	—	—	—	—	2,000
Repurchases of Class A common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Stock-based compensation on restricted stock	—	—	1,786	18	—	—	339	—	—	—	—	357
Dividends ($0.31 per common share)	—	—	—	—	—	—	(2,581)	—	—	—	—	(2,581)
Distributions	—	—	—	—	—	—	—	—	—	—	(1,039)	(1,039)
Repurchase of noncontrolling interest	—	—	—	—	—	—	431	—	—	—	(845)	(414)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(7)	—	—	(7)
Net income for the year ended July 31, 2010	—	—	—	—	—	—	—	—		1,248	137	1,385

Comprehensive income	—	—	—	—	—	—	—	—	(7)	1,248	137	1,378
BALANCE AT JULY 31, 2010	1,285	$13	6,924	$69	1,091	$11	$58,548	$(1,070)	$117	$(46,235)	$220	$11,673

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31, (in thousands)	2010	2009
Operating activities
Net Income (loss)	$1,385	$(32,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	623	1,936
Depreciation and amortization	859	1,031
Bad debt	63	647
Gain on sale of WMET	(1,599)	—
Impairment charges	—	31,466
Stock-based compensation	357	(3)
Change in assets and liabilities:
Trade accounts receivable	221	(162)
Inventory, prepaid and other assets	(62)	(734)
Trade accounts payable, accrued expenses, and other current liabilities	391	168
Income tax payable	80
Deferred revenue	306	(387)
Net cash provided by operating activities	2,624	1,332
Investing activities
Capital expenditures	(416)	(689)
Purchase of IDW noncontrolling interest	(414)	—
Purchase of short-term investment	—	(1,018)
Proceeds from sale of WMET	1,221
Net cash provided by (used in) investing activities	391	(1,707)
Financing activities
Dividend paid	(2,581)	—
Repurchases of Class A and Class B common stock	(1,070)	—
Distributions to holders of noncontrolling interests	(1,039)	(340)
Funding provided by IDT Corporation, net	2,372	1,997
Repayments of capital lease obligations	(246)	(183)
Net cash (used in) provided by financing activities	(2,564)	1,474
Discontinued operations
Net cash used in operating activities	(412)	(209)
Net cash used in investing activities	(3)	—
Net cash used in discontinued operations	(415)	(209)

Net increase in cash and cash equivalents	36	890

Cash and cash equivalents at beginning of period	6,480	5,590

Cash and cash equivalents at end of period	$6,516	$6,480

Supplemental disclosure of cash flow information
Cash payments made for interest	109	89
Cash payments made for income taxes	1	156
Supplemental schedule of non cash investing and financing activities
Purchases of property and equipment through capital lease obligations	-	299
Receipt of note receivable as part of sale of WMET	2,400	-

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business
CTM Media Holdings, Inc. (the “Company”) is a holding company consisting of the following principal businesses:

●	CTM Media Group (“CTM”), the Company’s brochure distribution company and other advertising-based product initiatives focused on small to medium sized businesses; and

●	The Company’s approximately 77% interest in Idea and Design Works, LLC (“IDW”), which is a comic book and graphic novel publisher that creates and licenses intellectual property.

The Company was formerly a subsidiary of IDT Corporation. On September 14, 2009, the Company was spun-off by IDT Corporation and became an independent public company (the “Spin-Off”). IDT Corporation transferred its ownership in all of the entities that became the Company’s consolidated subsidiaries to the Company prior to the Spin-Off. The entities that became direct or indirect subsidiaries are: CTM; Beltway Acquisition Corporation; IDT Local Media, Inc. (which conducted certain operations related to CTM that are no longer active) and IDT Internet Mobile Group, Inc. (“IIMG”). IIMG owns approximately 76.665% of the equity interests in IDW. All indebtedness owed by any of these entities to IDT Corporation or its affiliates was converted into a capital contribution.

The Company’s authorized capital stock consists of (a) 35 million shares of Class A common stock, (b) 65 million shares of Class B common stock, (c) 15 million shares of Class C common stock, and (d) 10 million shares of Preferred Stock. IDT Corporation completed the Spin-Off through a pro rata distribution of the Company’s common stock to IDT Corporation’s stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT Corporation’s stockholders received: (i) one share of the Company’s Class A common stock for every three shares of IDT Corporation’s common stock held on the record date; (ii) one share of the Company’s Class B common stock for every three shares of IDT Corporation’s Class B common stock held on the record date; (iii) one share of the Company’s Class C common stock for every three shares of IDT Corporation’s Class A common stock held on the record date; and (iv) cash from IDT Corporation in lieu of a fractional share of all classes of the Company’s common stock. Upon completion of the Spin-Off, the Company had 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock outstanding.

Prior to the Spin-Off, IDT Corporation provided certain services to the entities that became the Company’s consolidated subsidiaries. The Company and IDT Corporation entered into the Master Services Agreement, dated September 14, 2009, pursuant to which IDT Corporation will continue to provide, among other things, certain administrative and other services. In addition, pursuant to the Master Services Agreement, IDT Corporation will provide certain additional services to the Company, on an interim basis, as a separate publicly-traded company. Such services include assistance with periodic reports required to be filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as maintaining minutes, books and records of meetings of the Board of Directors, Audit Committee and Compensation Committee, as well as assistance with corporate governance. The cost of these additional services are not included in the Company’s historical results of operations, as they were not applicable for periods that the Company was not a separate public company.

Basis of Accounting and Consolidation
The Company was incorporated in May 2009 in the state of Delaware. The consolidated financial statements include the assets, liabilities, results of operations and cash flows of the entities included in the Company that were spun-off, and are reflected as if the Company existed and owned these entities in all periods presented, or from the date an entity was acquired, if later. All material intercompany balances and transactions have been eliminated in consolidation. The historical cost basis of assets and liabilities has been reflected in these financial statements. Historically, the businesses included in the Company operated independently on a stand-alone basis. Direct expenses incurred by IDT Corporation on behalf of the businesses included in the consolidated financial statement are reflected in these financial statements. The most significant expenses are as follows: Medical and dental benefits were allocated to the Company based on rates similar to COBRA health benefit provision rates charged to former IDT Corporation employees. Stock-based compensation and retirement benefits under the defined contribution plan were allocated to the Company based on specific identification. Insurance was allocated to the Company based on a combination of headcount and specific policy identification. Facility costs as well as payroll of certain IDT Corporation departments or functions consisting of payroll, human resources, network and telephone services, legal, security and travel were allocated to the Company based on estimates of the incremental cost incurred by IDT Corporation related to the Company. Management believes that the assumptions and methods of allocation used underlying the consolidated financial statements are reasonable. However, the costs as allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity. Therefore, the consolidated financial statements may not necessarily be indicative of the financial position, results of operations, changes in stockholders’ equity and cash flows of the Company to be expected in the future or what they would have been had the Company been a separate stand-alone entity during the periods presented.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation. As described in Note 2, WMET has been reclassified to discontinued operations.

Noncontrolling Interests
On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of noncontrolling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. In January 2010, the Financial Accounting Standards Board (“FASB”) amended the accounting standard relating to noncontrolling interests in consolidated financial statements (1) to address implementation issues related to the changes in ownership provisions of the standard and (2) to expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the standard. These amendments were effective for the Company when they were issued by the FASB. The adoption of the amendments to this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition
Revenues from CTM brochure distribution services are recognized on a straight-line basis over the services arrangement, which is typically between six months and one year. Brochure distribution services include distribution of marketing materials to display stations and straightening and refilling of the stations. In 2009 and the first three quarters of 2010 revenues from CTM printing services are recognized based on delivery of the print job by subcontractors to CTM’s warehouse. In the fourth quarter of 2010, we restructured our unprofitable printing business from a reseller of print services to a commission agent for printing vendors. The revenues from CTM printing services are now being recognized based on payment by customer to print vendor. Revenues from CTM publication guides are recognized based on the publication release date of guides, which is the same date as distribution. IDW’s primary revenue is recognized, net of an allowance for estimated sales returns, at the time of shipment of its graphic novels and comic books by IDW’s distributor to its customers, and when all of the conditions specified by ‘ASC 605-15-25’ - Revenue Recognition When Right of Return Exists, are met. Sales returns allowances represent a reserve for products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. Licensing revenues are recognized upon execution of the agreement for such rights, and other creative revenues are recognized upon completion of services rendered on a contractual basis.

Direct Cost of Revenues
Direct cost of revenues excludes depreciation and amortization expense. Direct cost of revenues for CTM consists primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses, and print and design expenses. Direct cost of revenues for IDW consists primarily of printing expenses and costs of artist and writers.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventory
Inventory consists of IDW’s graphic novels and comic books. Inventory is stated at the lower of cost or market determined by the first in, first out method.

Property and Equipment
Equipment, vehicles and computer software are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows: equipment—5, 7 or 20 years; vehicles—5 years; and computer software—2, 3 or 5 years. Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the term of the lease or their estimated useful lives, whichever is shorter.

Long-Lived Assets
In accordance with ‘ASC 360’ - Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Goodwill and Other Intangibles
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance ‘ASC 350’ - Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management.

Costs associated with obtaining the right to use licenses owned by third parties are capitalized and amortized on a straight-line basis over the approximately 4-year term of the licenses. Customer lists are amortized on a straight-line basis over the 5-year period of expected cash flows.

Advertising Expense
The majority of the Company’s advertising expense is incurred by CTM. In fiscal 2010 and fiscal 2009, advertising expense was $0.2 million and $0.2 million, respectively.

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

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

Commitments and Contingencies
The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2010	2009
Basic weighted-average number of shares	6,188	7,514
Effect of dilutive securities:
Non-vested restricted common stock	1,651	—
Diluted weighted-average number of shares	7,839	7,514

In fiscal 2009, the diluted earnings per share equal basic earnings per share because the Company had losses from continuing operations and the impact of including 831 thousand shares of non-vested restricted stock would have been anti-dilutive. The earnings per share for the periods prior to the Spin-Off were calculated as if the number of shares outstanding at the Spin-Off were outstanding during those periods.

Stock-Based Compensation
The Company accounted for stock-based compensation granted to its employees by IDT Corporation in accordance with the fair value recognition provisions of ‘ASC’ 718 Share-Based Payment. Under ‘ASC’ 718- compensation cost recognized based on the grant-date fair value. Stock-based compensation is included in selling, general and administrative expense.

Vulnerability Due to Certain Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short term investment and trade accounts receivable. The Company holds cash and cash equivalents at several major financial institutions, which often exceed FDIC insurance limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

IDW has one major customer, Diamond Comic Distributors, Inc., which is the major distributor of comic books in the United States. Revenues from this customer represented approximately 31.1% and 33.5% of the total consolidated revenues for the years ended July 31, 2010 and 2009, respectively. No other single customer accounted for more than 10% of consolidated revenues in fiscal 2010 or fiscal 2009. The receivable balances from this customer represented approximately 17.4% and 29.6% of the total consolidated trade accounts receivable at July 31, 2010 and 2009, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. For CTM, concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions comprising CTM's customer base.

Sales Returns and Allowances
IDW offers its sole distributor, Diamond Comic Distributors, a right of return with no expiration date. Diamond Comic Distributors then offers this same right of return to its largest chain retailers. IDW records an estimate for sales return reserves from such retailers based on historical sales and return experience and current trends that are expected to continue. In fiscal 2010, actual returns exceeded estimated returns by approximately $142 thousand.

The change in the allowance for sales returns is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to revenues	Actual returns	Balance at end of year
2010
Reserves deducted from accounts receivable:
Allowance for sales returns	$374	$3,305	$(3,514)	$165
2009
Reserves deducted from accounts receivable:
Allowance for sales returns	$149	$2,597	$(2,372)	$374

Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence.

The change in the allowance for doubtful accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of year
2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$673	$277	$(172)	$778
2009
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$137	$1,003	$(467)	$673

(1) Includes expense of discontinued operations of $214 and $356 in Fiscal 2009 and 2010, respectively
(2) Uncollectible accounts written off, net of recoveries.

Fair Value of Financial Instruments
The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2010 and 2009, the carrying value of the Company’s trade accounts receivable, inventory, prepaid expenses, trade accounts payable, accrued expenses, deferred revenue, due to IDT Corporation, capital lease obligations-current portion, and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2010 and 2009, the carrying value of the long term portion of the Company’s capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recently Adopted Accounting Standards and Recently Issued Accounting Standards
In September 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of U.S. GAAP. These changes establish the FASB Accounting Standards Codification™ (or Codification) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change or alter existing U.S. GAAP. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

On February 1, 2010, the Company adopted the amendment to the accounting standard relating to fair value measurements, which is intended to improve the disclosures about fair value measurements in financial statements. The main provisions of the amendment require new disclosures about (1) transfers in and out of the three levels of the fair value hierarchy and (2) activity within Level 3 of the hierarchy. In addition, the amendment clarifies existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. The adoption of the changes to the disclosures about fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. Pursuant to the amendment, the adoption of certain of the disclosures about the activity within Level 3 is not required until August 1, 2011. The Company does not expect the adoption of these changes to its disclosures about fair value measurements to have an impact on its financial position, results of operations or cash flows.

Note 2—Discontinued Operations

Sale of Assets of WMET Radio
On May 5, 2010, we consummated the sale of substantially all of the assets used in our WMET radio station business (other than working capital).  WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area. The sale price for the WMET assets was $4 million in a combination of cash and a promissory note of the buyer that is secured by the assets sold.  $1.3 million of the purchase price was paid in cash by the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer. The sale met the criteria to be reported as a discontinued operation and accordingly, WMET’s results are classified as part of discontinued operations for all periods presented. In the forth quarter of fiscal 2010, the company recognized a gain of $1.6 million in connection with the sale.

Summary Financial Data of Discontinued Operations
Revenues, loss before income taxes and net loss of WMET, which are included in discontinued operations, were as follows:

Year Ended July 31,	2010	2009
	(in thousands)
Revenue	$411	$1,168
Loss before income taxes and net loss .	(623)	(1,936)
<>	<>	<>

The assets and liabilities of WMET included in discontinued operations consist of the following:

Year Ended July 31,	2009
(in thousands)
Assets
Property, plant and equipment, net	$1,851
Licenses and other intangibles, net	499
<>	<>
Assets of discontinued operations	$2,350
<>	<>

Note 3—Stock Repurchase and Cash Dividend

On November 17, 2009, we commenced a tender offer to purchase up to thirty percent of our outstanding common stock. We offered to purchase up to 0.4 million shares of our Class A common stock and up to 2.4 million shares of our Class B common stock, at a price per share of $1.10. The offer expired on December 22, 2009 and pursuant to the offer, we repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of our total outstanding capital stock at the time.

We paid a cash dividend in the amount of $0.25 per share (approximately $2.1 million in the aggregate), and $0.06 per share (approximately $0.5 million in the aggregate) on March 15, 2010 and June 15, 2010, respectively, to stockholders of record as of March 8, 2010 and May 3, 2010, respectively, of our Class A, Class B and Class C common stock.

Note 4—Trade Accounts Receivable

Trade accounts receivable consists of the following:

July 31 (in thousands)	2010	2009
Trade accounts receivable	$4,439	$4,955
Less allowance for sales returns	(165)	(374)
Less allowance for doubtful accounts	(778)	(673)
Trade accounts receivable, net	$3,496	$3,908

Note 5—Accrued Expenses

Accrued expenses consists of the following:

July 31 (in thousands)	2010	2009
Royalty	$505	$362
Payroll and related taxes	435	457
Bonus	216	199
Other	383	342
Total	$1,539	$1,360

Note 6—Property and Equipment

Property and equipment consists of the following:

July 31 (in thousands)	2010	2009
Equipment	$6,094	$5,774
Vehicles	2,043	2,080
Leasehold improvements	279	270
Computer software	848	701
	9,264	8,825
Less accumulated depreciation and amortization	(7,251)	(6,433)
Property and equipment, net	$2,013	$2,392

During the year, the Company performed an assessment of the value of its assets and concluded that no impairment of property and equipment existed.

Property and equipment under capital leases were $1.1 million and $1.0 million at July 31, 2010 and 2009, respectively. The accumulated depreciation related to these assets under capital leases was $0.6 million and $0.4 million at July 31, 2010 and 2009, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation and amortization expense of property and equipment was $0.8 million and $0.8 million in fiscal 2010 and fiscal 2009, respectively.

Note 7—Goodwill, Licenses and Other Intangibles

The Company recorded aggregate goodwill impairment charges of $31.5 million in fiscal 2009. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of the Company’s reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, and (3) significant revisions to internal forecasts. The Company measured the fair value of its reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of CTM and IDW exceeded their estimated fair values; therefore additional steps were performed for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, the Company recorded goodwill impairment of $29.7 million in CTM and $1.8 million in IDW, which reduced the carrying amount of the goodwill in each of these reporting units to zero.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2008 to July 31, 2009:

(in thousands)	CTM	IDW	Total
Balance as of July 31, 2008	$29,687	$1,806	$31,493
Impairments	(29,661)	(1,806)	(31,467)
Foreign currency translation adjustments	(26)	—	(26)
Balance as of July 31, 2009	$—	$—	$—

The table below presents information on the Company’s licenses and other intangible assets:

(in thousands)	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2010:

Amortized intangible assets:
Customer lists	5 years	$25	$(21)	$4
Licenses and other intangible assets	2.5 years	1,138	(1,125)	13
Total licenses and other intangibles		$1,163	$(1,146)	$17
As of July 31, 2009:

Amortized intangible assets:
Customer lists	5 years	$25	$(17)	$8
Licenses and other intangible assets	2.5 years	1,138	(1,057)	81
Total licenses and other intangibles		$1,163	$(1,074)	$89

Amortization expense of licenses and other intangible assets was $0.1 million and $0.2 million in fiscal 2010 and fiscal 2009, respectively.

Note 8—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

Year Ended July 31 (in thousands)	2010	2009
Deferred tax assets:
Bad debt reserve	$64	$107
Accrued expenses	93	92
Exercise of stock options and lapsing of restrictions on restricted stock	(275)	82
Impairment	12,609	12,609

Net operating loss	4,243	2,690
Total deferred tax assets	16,734	15,580
Valuation allowance	(16,734)	(15,580)
NET DEFERRED TAX ASSETS	$—	$—

The provision for income taxes consists of the following:

Year ended July 31 (in thousands)	2010	2009
Current:
Federal	$—	$—
State and local	56	39
Foreign	35	106
PROVISION FOR INCOME TAXES	91	145

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2010	2009
U.S. federal income tax at statutory rate	$(495)	$(11,370)
Change in valuation allowance	495	11,370
Foreign tax rate differential	35	106
State and local income tax, net of federal benefit	56	39
Other	—	—
PROVISION FOR INCOME TAXES	$91	$145

At July 31, 2010, the Company had federal and state net operating loss carry-forwards of approximately $10.6 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carry-forwards will start to expire in fiscal 2026, with fiscal 2010’s loss expiring in fiscal 2030. The Company has no foreign net operating losses. The utilization of the net operating loss carry-forwards may be subject to certain limitations as a result of the Spin-Off.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the U.S. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $1 million at July 31, 2010. Upon distribution of these foreign earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes, however, it is not practicable to determine the amount, if any, which would be paid.

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2010	2009
Balance at the beginning of the year (excludes interest)	$579	$546
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	46	33
Reductions for tax positions of prior years	—	—
Settlements	—	—
Lapses of statutes of limitations	—	—
Balance at the end of the year	$625	$579

The Company classifies interest and penalties on income taxes as a component of income tax expense. As of August 1, 2007, accrued interest expense relating to the unrecognized tax benefits was $15 thousand. In fiscal 2010 and fiscal 2009, the Company recorded additional interest expense of $46 thousand and $33 thousand, respectively. As of July 31, 2010 and 2009, accrued interest expense included in current income taxes payable was $110 thousand and $64 thousand, respectively.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2009, state and local tax returns generally for fiscal 2005 to fiscal 2009 and foreign tax returns generally for fiscal 2005 to fiscal 2009. The IRS audited IDT Corporation’s federal tax returns (of which the Company was a part of the consolidated group), for fiscal years 2005, 2006 and 2007. No changes to the Company resulted from this audit.

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

Note 9—Stock Based Compensation

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

Compensation cost is generally recognized using the accelerated method over the vesting period. The compensation cost included in selling, general and administrative expense for the Company’s share-based compensation was $0.4 million for fiscal 2010 and $0 for fiscal 2009. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation during fiscal 2010 or fiscal 2009. The Company does not currently recognize the tax benefits resulting from tax deductions in excess of the compensation cost recognized from its share-based compensation because the Company does not currently expect to realize the tax benefit due to the uncertainty of future taxable income.

Stock Options
IDT Corporation option awards were granted with an exercise price equal to the market price of IDT Corporation’s stock at the date of grant. Option awards vest on a graded basis over three years of service and have ten-year contractual terms. No stock options were granted to employees of the businesses included in these consolidated financial statements in fiscal 2010 or fiscal 2009, however, options granted by IDT Corporation in fiscal 2007 vested in fiscal 2009 and fiscal 2010.

Restricted Stock
The fair value of non-vested shares of IDT Corporation’s Class B common stock and the Company's Class B common stock are determined based on the closing price of IDT Corporation’s Class B common stock on the grant date. Share awards vest on a graded basis over three years of service and have ten-year contractual terms.

As part of the Spin-Off, holders of restricted stock of IDT Corporation received, in respect of those restricted shares, one share of the Company’s Class A common stock for every three restricted shares of common stock of IDT Corporation that they owned as of the record date of the Spin-Off and one share of the Company’s Class B common stock for every three restricted shares of Class B common stock of IDT Corporation that they owned as of the record date of the Spin-Off. Those particular shares of the Company’s stock are restricted under the same terms as the IDT Corporation restricted shares in respect of which they were issued. The restricted shares of the Company’s stock received in the Spin-Off are subject to forfeiture on the same terms and restrictions as the corresponding IDT Corporation shares. Upon completion of the Spin-Off on September 14, 2009, there were 0.3 million shares of Class A restricted stock with respect to which the restrictions and risk of forfeiture had not lapsed (non-vested) and 0.5 million shares of Class B nonvested restricted stock.

On October 14, 2009, the Company’s Board of Directors granted its Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of the Company’s Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if the Company’s terminates Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by the Company for cause, a pro rata portion of the shares would vest. This arrangement did not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period ending on  the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.

A summary of the status of the Company’s nonvested restricted shares as of July 31, 2010 and changes in fiscal 2010 is presented below:

(in thousands)	Number of Nonvested Shares
Nonvested shares at July 31, 2009	831
Granted	1,785
Vested	(130)
Forfeited	(6)
Nonvested shares at July 31, 2010	2,480

The Company Share-Based Compensation Plan
On September 3, 2009, the Company’s Compensation Committee ratified the Company’s 2009 Stock Option and Incentive Plan (the “Company Stock Option and Incentive Plan”), which was previously adopted by the Company’s Board of Directors and approved by IDT Corporation as its sole stockholder, to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries. The maximum number of shares of the Company’s Class B common stock reserved for the grant of awards under the Company Stock Option and Incentive Plan shall be 383,020, subject to adjustment. Incentives available under the Company Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, and deferred stock units.

Under the Company Stock Option and Incentive Plan, the option price of each option award shall not be less than one hundred percent of the fair market value of the Company’s Class B common stock on the date of grant. Each option agreement shall provide the exercise schedule for the option as determined by the Compensation Committee. The exercise period will be ten years from the date of the grant of the option unless otherwise determined by the Compensation Committee. No awards have been granted under the Company Stock Option and Incentive Plan to date.

Note 10—Impairment and Severance Charges

In fiscal 2009, the Company recorded aggregate goodwill impairment charges of $31.5 million (see Note 6). Severance charges related to workforce reductions.

Note 11—Commitments and Contingencies

Legal Proceedings
None.

Lease Commitments
The future minimum payments for capital and operating leases as of July 31, 2010 are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2011	$1043	$247
2012	861	173
2013	629	93
2014	374	31
2015	116	—
Thereafter	—	—
Total payments	$3,023	545
Less amount representing interest		(32)
Less current portion Principal		(227)
Capital lease obligations—long-term portion Principal		$286

Rental expense under operating leases was $1.0 million in fiscal 2010 and $1.7 million in fiscal 2009.

Note 12—Related Party Transactions

In fiscal 2010 and 2009, IDT Corporation, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items. In addition, IDT Corporation controlled the flow of the Company’s treasury transactions. Expenses allocated to the Company amounted to $1.1 million in fiscal 2010 and $1.1 million in fiscal 2009. In September 2009, IDT Corporation funded the Company with an additional $2.0 million in cash in advance of the Spin-Off. Also in September 2009, the aggregate $25.3 million balance of the amount in “Due to IDT Corporation” was converted into a capital contribution.

The Company’s liability to IDT Corporation fluctuated primarily due to operating expenses paid by IDT Corporation on behalf of the Company and the transfers of funds. The Company’s liability to IDT Corporation was as follows:

	Years ended July 31,
	2010	2009
(in thousands)
Opening Balance	$24,921	$22,924

Expenses paid by IDT Corporation on behalf of the Company	1,183	4,313
Transfer of funds to IDT Corporation, net	(773)	(2,316)
Conversion of amount due IDT at Spin-Off	(27,293)	-
Contribution from IDT	2,000	-
Ending Balance	$38	$24,921
Average Balance Owed to IDT Corporation	$3,982	$23,844

CTM distributes brochures for ETR Brochures, Inc., a brochure distribution firm controlled by Howard S. Jonas. ETR Brochures, Inc. also distributes brochures for CTM. In fiscal 2010, CTM billed ETR Brochures, Inc. approximately $13,000 for distribution services and ETR Brochures, Inc. billed CTM approximately $106,000 for distribution services. The balance owed to ETR Brochures, Inc. by CTM was approximately $12,000 as of July 31, 2010. The balance owed by ETR Brochures, Inc. to CTM was approximately $1,000 as of July 31, 2010. In fiscal 2009, CTM billed ETR Brochures, Inc. approximately $24,000 for distribution services and ETR Brochures, Inc. billed CTM approximately $105,000 for distribution services. The balance owed to ETR Brochures, Inc. by CTM was approximately $2,000 as of July 31, 2009. The balance owed by ETR Brochures, Inc. to CTM was approximately $10,000 as of July 31, 2009. These transactions were approved in accordance with Related Person Transaction policy described in its 2009 Proxy Statement. The Company intends for the relationship between CTM and ETR Brochures, Inc. to continue in the future.

Note 13—Defined Contribution Plans

In fiscal 2009, IDT Corporation maintained a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria, which also covered the employees of the Company. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provided for discretionary matching contributions of 50%, up to the first 6% of compensation, to be invested in IDT Corporation Class B common stock. The discretionary matching contributions vest over five years. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. The common stock and Class B common stock of IDT Corporation are not investment options for the Plan’s participants.

In September 2009, the Company adopted a 401(K) Plan available to all its employees meeting certain eligibility criteria. The 401(K) Plan permits participants to contribute a portion of their salary with no minimum deferred required, not to exceed the limits established by the Internal Revenue Code. The Plan provided for discretionary matching contributions as determined in the Company’s sole discretion, which vests over six years. All contributions made by participants vest immediately into the participant’s account.

In fiscal 2010 and fiscal 2009, the Company’s contributions to the Plan were $0.0 million and $0.1 million, respectively.

Note 14—Business Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business segments based primarily on operating income (loss). There are no significant asymmetrical allocations to segments. Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	Total
Year ended July 31, 2010
Revenues	$18,562	$11,464	$30,026
Operating income( loss)	1,126	(387)	739
Depreciation and amortization	779	80	859
Total assets at July 31, 2010	$12,333	$6,068	$18,401
Year ended July 31, 2009
Revenues	$19,888	$12,627	$32,515
Operating loss	(30,414)	(92)	(30,506)
Depreciation and amortization	816	216	1,032
Impairment and severance charges	30,300	1,825	32,125
Total assets at July 31, 2009 (i)	$9,120	$6,701	$18,789

(i)	The Total column includes assets of WMET

Revenues from customers located outside of the United States represented approximately 9.0% and 7.4% of total consolidated revenues from continuing operations in fiscal 2010 and fiscal 2009, respectively. Revenues by country are determined based on the country where the customer is invoiced. Net long-lived assets and net total assets held outside of the United States, primarily in Canada, totaled approximately $0.3 million and $3.6 million, respectively, as of July 31, 2010 and $0.3 million and $3.3 million, respectively, as of July 31, 2009.

Note 15—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters for fiscal 2010 and fiscal 2009:

Quarter Ended (in thousands)	Revenues	Direct cost of revenues	Income(loss) from operations	Income(loss) from continuing operations	Net Income(loss)
2010:
October 31	$8,233	$3,749	$1,070	807	$518
January 31	6,365	3,233	(681)	(603)	(719)
April 30	6,832	3,605	(656)	(779)	(1,059)
July 31	8,596	3,561	1,006	984	2,508
TOTAL	$30,026	$14,148	$739	409	$1,248
2009:
October 31	$8,740	$3,589	$200	$13	$(315)
January 31(a)	6,953	3,361	(32,010)	(32,005)	(31,351)
April 30	6,805	3,603	(595)	(462)	(1,795)
July 31	10,017	4,087	1,899	1,759	(399)
TOTAL	$32,515	$14,640	$(30,506)	$(30,695)	$(33,860)

(a)	Included in loss from operations are goodwill impairment charges of $29.7 million for CTM and $1.8 million for IDW.