Form 10-Q
period 2010-10-31
CTM MEDIA HOLDINGS, INC.
filed 2010-12-15
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No   ☒

As of December 13, 2010, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,106,468 shares outstanding (excluding 178,517 treasury shares)
Class B common stock, $0.01 par value:	6,126,267 shares outstanding (excluding 797,183 treasury shares)
Class C common stock, $0.01 par value:	1,090,775 shares outstanding

CTM MEDIA HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	October 31, 2010	July 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,435	$6,516
Short term investment	1,030	1,030
Trade accounts receivable, net	3,514	3,496
Inventory – Finished goods	1,585	1,462
Prepaid expenses	904	965
Note – receivable – current portion	415	321
Total current assets	13,883	13,790
Property and equipment, net	2,061	2,013
Licenses and other intangibles, net	9	17
Note receivable – non-current portion	2,325	2,400
Other assets	181	181
Total assets	$18,459	$18,401
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,112	$1,187
Accrued expenses	1,499	1,539
Deferred revenue	1,323	2,035
Due to IDT Corporation	44	38
Income tax payable	822	770
Dividends payable	999	-
Capital lease obligations—current portion	244	227
Other current liabilities	440	646
Total current liabilities	6,483	6,442
Capital lease obligations—long-term portion	373	286
Total liabilities	6,856	6,728
Stockholders’ Equity:
CTM Media Holdings, Inc. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued at October 31, 2010 and July 31, 2010	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,285 shares issued and 1,106 shares outstanding at October 31, 2010 and July 31, 2010	13	13
Class B common stock, $0.01 par value; authorized shares—65,000; 6,923 shares issued and 6,126 shares outstanding at October 31, 2010 and July 31, 2010	69	69
Class C common stock, $0.01 par value; authorized shares—15,000; 1,091 shares issued and outstanding at October 31, 2010 and July 31, 2010	11	11
Additional paid-in capital	57,662	58,548
Treasury Stock, at cost, consisting of 179 shares of shares of Class A and 797 shares of class B at October 31, 2010 and July 31, 2010	(1,070)	(1,070)
Accumulated other comprehensive income	149	117
Accumulated deficit	(45,526)	(46,235)
Total CTM Media Holdings, Inc. stockholders’ equity	11,308	11,453
Non-controlling interests	295	220
Total equity	11,603	11,673
Total liabilities and stockholders’ equity	$18,459	$18,401

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
(in thousands, except per share data)	2010	2009

Revenues	$8,649	$8,233
Costs and expenses:
Direct cost of revenues	3,761	3,748
Selling, general and administrative (i)	3,814	3,183
Depreciation and amortization	171	228
Bad debt	46	3
Total costs and expenses	7,792	7,162
Income from operations	857	1,071
Interest income (expense), net	15	(18)
Other expense, net	(7)	(7)
Income from continuing operations before income taxes	865	1,046
Provision for income taxes	(68)	(238)
Income from continuing operations	797	808

Discontinued operations, net of tax: (Note 2)
Loss from discontinued operations	—	(132)
Net Income	797	676

Less - net income attributable to non-controlling interests	(87)	(158)
Net income attributable to CTM Media Holdings, Inc.	$710	$518

Amounts Attributable to CTM Media Holdings, Inc. common stockholders:
Income from continuing operations	710	650
Loss from discontinued operations	—	(132)
Net income attributable to CTM Media Holdings, Inc.	710	518
Basic and diluted income (loss) per share attributable to CTM Media Holdings, Inc. common stockholders:
Income from continuing operations	$0.08	$0.08
Loss from discontinued operations	$—	$(0.02)
Net income per share	$0.08	$0.06

Weighted-average number of shares used in calculation of basic and diluted income per share:	8,323	7,848

Dividend declared per common share:	$0.12	$—

(i) Stock-based compensation included in selling, general and administrative expenses	$112	$19

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months ended October 31, (in thousands)	2010	2009
Operating activities
Net income	$797	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	132
Depreciation and amortization	171	228
Provision for doubtful accounts receivable	46	3
Stock-based compensation	112	19
Change in assets and liabilities:
Trade accounts receivable	(27)	1,360
Inventory, prepaid and other assets	(84)	(139)
Trade accounts payable, accrued expenses, and other current liabilities	(263)	349
Deferred revenue	(712)	(511)
Net cash provided by operating activities	40	2,117
Investing activities:
Capital expenditures	(46)	(62)
Cash used in investing activities	(46)	(62)
Financing activities:
Distributions to holders of non controlling interests	(12)	(435)
Funding provided by IDT Corporation, net	—	2,107
Repayments of capital lease obligations	(63)	(54)
Net cash (used in) provided by financing activities	(75)	1,618
Discontinued operations:
Net cash used in operating activities	—	(251)
Net cash used in investing activities	—	(3)
Net cash provided by financing activities	—	264
Net cash provided by discontinued operations	—	10

Net (decrease) increase in cash and cash equivalents	(81)	3,683

Cash and cash equivalents at beginning of period	6,516	6,480

Cash and cash equivalents at end of period	$6,435	$10,163

Supplemental schedule of non cash investing and financing activities
Cash paid for interest	$8	$10
Purchases of property and equipment through capital lease obligations	$166	$—
Dividends payable	$999	$—

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CTM Media Holdings, Inc. and its subsidiaries (the “Company” or “Holdings”) have been prepared by Management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. The balance sheet at July 31, 2010 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2011 refers to the fiscal year ending July 31, 2011).

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

Holdings was formerly a subsidiary of IDT Corporation (“IDT Corporation” or “IDT”) formed on May 8, 2009. On September 14, 2009, Holdings was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). IDT transferred its ownership in all of the entities that became Holdings’ consolidated subsidiaries to Holdings prior to the Spin-Off. The entities that became direct or indirect subsidiaries of the Holdings are: CTM; Beltway Acquisition Corporation; IDT Local Media, Inc. (which conducted certain operations related to CTM with only the Local Pull business currently still active) and IDT Internet Mobile Group, Inc. (“IIMG”). IIMG had owned approximately 53% of the equity interests in IDW. On November 5, 2009, the Company purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, the Company owns a 76.665% interest in IDW. The acquisition was accounted for in the second quarter of fiscal 2010, as an equity transaction, in accordance with the accounting standards on non-controlling interests.   All indebtedness owed by any of these entities to IDT Corporation or its affiliates was converted into a capital contribution prior to the Spin-Off.  All references to the Company, its assets and results of operations for periods prior to the actual formation of the Company, refer to the subsidiaries of IDT that are now owned by the Company, and their consolidated assets and results of operations.

Holdings’ authorized capital stock currently consists of (a) 35 million shares of Class A common stock, (b) 65 million shares of Class B common stock, (c) 15 million shares of Class C common stock, and (d) 10 million shares of Preferred Stock. IDT Corporation completed the Spin-Off through a pro rata distribution of Holdings common stock to IDT Corporation’s stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT Corporation’s stockholders received: (i) one share of Holdings’ Class A common stock for every three shares of IDT Corporation’s common stock held on the record date; (ii) one share of Holdings’ Class B common stock for every three shares of IDT Corporation’s Class B common stock held on the record date; (iii) one share of Holdings’ Class C common stock for every three shares of the IDT Corporation’s Class A common stock held on the record date; and (iv) cash from IDT Corporation in lieu of a fractional share of all classes of Holdings’ common stock. On September 14, 2009, as a result of the Spin-Off, Holding’s had 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock issued and outstanding.

On October 19, 2010, the Company’s Board of Directors passed resolutions to amend (the “Amendment”) the Company’s Second Restated Certificate of Incorporation to decrease the authorized number of shares of (i) Class A common stock from 35 million  shares to 6 million shares, (ii) Class B common stock from 65 million shares to 12 million shares, (iii) Class C common stock from 15 million shares to 2.5 million shares, and (iv) Preferred Stock from 10 million shares to 500,000 shares.  The Amendment was approved on November 12, 2010, by written consent of the holders of a majority of the shares of each class of the Company’s outstanding capital stock, holding shares of the Company’s common stock (which included 560,234 shares of Class A common stock, 3,573,472 shares of Class B common stock and 1,090,775 shares of Class C common stock which are convertible into shares of Class A common stock on a 1-for-1 basis), representing approximately 50.1%, 58%, and 100%, respectively of the combined voting power of the Company’s outstanding Class A, Class B and Class C common stock, as of October 29, 2010.  An Information Statement disclosing the Amendment and its approval was mailed to stockholders on or about November 29, 2010 and the Amendment will become effective on December 20, 2010, which is at least twenty days after mailing of the Information Statement.

Prior to the Spin-Off, IDT Corporation provided certain services to the entities that became Holdings’ consolidated subsidiaries. Holdings and IDT Corporation entered into a Master Services Agreement, dated September 14, 2009, pursuant to which IDT Corporation continues to provide to Holdings, among other things, certain administrative and other services. In addition, pursuant to the Master Services Agreement, IDT Corporation provides certain additional services to Holdings, on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC, as well as maintaining minutes, books and records of meetings of the Board of Directors, Audit Committee and Compensation Committee, as well as assistance with corporate governance.  The cost of these additional services are not included in Holdings’ historical results of operations for the period prior to the Spin-Off, as they were not applicable for periods that Holdings was not a separate public company.

Note 2—Discontinued Operations

Sale of assets of WMET Radio

On May 5, 2010, the Company consummated the sale of substantially all of the assets used in the WMET radio station business (other than working capital). WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area.  The sale price for the WMET assets was $4 million in a combination of cash and a promissory note of the buyer that is secured by the assets sold.  $1.3 million of the purchase price was paid in cash at the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer. The sale met the criteria to be reported as a discontinued operation in the third quarter of fiscal 2010 and accordingly, WMET’s results are classified as part of discontinued operations during the fiscal year 2010.

Summary Financial Data of Discontinued Operations

Revenues and loss (in millions) before income taxes of WMET, which are included in discontinued operations, were as follows:

	Three Months Ended October 31,
	2010	2009

Revenue	$—	$0.2
Loss before income taxes and net loss	—	(0.1)

There were no assets or liabilities of WMET included in discontinued operations as of October 31, 2010 or July 31, 2010.

Note 3—Stock Repurchase and Cash Dividend

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock. The Company offered to purchase up to 0.4 million shares of its Class A common stock and up to 2.4 million shares of its Class B common stock, at a price per share of $1.10. The offer expired on December 22, 2009 and pursuant to the offer, the Company repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of its total outstanding capital stock at the time.

The Company paid a cash dividend in the amount of $0.25 per share (approximately $2.1 million in the aggregate), $0.06 per share (approximately $0.5 million in the aggregate), and $0.12 per share (approximately $1 million in the aggregate), on March 15, 2010, June 15, 2010 and November 9, 2010, respectively, to stockholders of record as of March 8, 2010, May 3, 2010 and November 1, 2010, respectively, of the Company’s Class A, Class B and Class C common stock.

In addition, on October 19, 2010, our Board of Directors approved the payment of regular quarterly dividends in the amount of $0.06 per share, subject to confirmation by our management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times.

The declaration of any future dividend will be at the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Company’s Board of Directors that dividends are in the best interest of the Company’s stockholders.

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

Note 5—Equity

Changes in the components of stockholders’ equity were as follows:

	Three Months Ended October 31,2010
	Attributable to Holdings	Non-controlling Interests	Total
	(in thousands)
Balance, July 31, 2010	$11,453	$220	$11,673

Stock based compensation	112	—	112
Cash distributions	—	(12)	(12)
Cash dividends	(999)	—	(999)
Comprehensive income:
Net income	710	87	797
Other comprehensive income	32	—	32

Comprehensive income	742	87	829

Balance, October 31, 2010	$11,308	$295	$11,603

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

On September 3, 2009, the Company’s Compensation Committee ratified the Company’s 2009 Stock Option and Incentive Plan (the “Company’s Stock Option and Incentive Plan”), which was previously adopted by the Company’s Board of Directors and approved by IDT Corporation as the Company’s sole stockholder, to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries. The maximum number of shares of the Company’s Class B common stock reserved for the grant of awards under the Company’s Stock Option and Incentive Plan is 383,020, subject to adjustment. Incentives available under the Company’s Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, and deferred stock units.

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

On October 14, 2009, the Company’s Board of Directors granted its Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of the Company’s Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if the Company’s terminates Mr. Jonas’ employment other than under circumstances where accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by the Company for cause, a pro rata portion of the shares would vest and the remainder would be forfeited. This arrangement did not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost has been and is expected to continue to be recognized over the vesting period from October 14, 2009 through October 14, 2014.

The Company repurchased $1.1 million of its Class A and Class B common stock in the second quarter ended January 31, 2010 in connection with the tender offer that expired on December 22, 2009.

Note 6—Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under generally accepted accounting principles are excluded from net income. Changes in the components of other comprehensive income are described below.

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Net income	$797	$676
Foreign currency translation adjustments	32	5
Comprehensive income	829	681
Comprehensive income attributable to non-controlling interests	(87)	(158)
Comprehensive income attributable to CTM Media Holdings, Inc.	$742	$523

Note 7—Business Segment Information

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on operating income. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	Total
Three months ended October 31, 2010
Revenues	$5,029	$3,620	$8,649
Operating income	495	362	857
Depreciation and amortization	159	12	171
Total assets at October 31, 2010	$17,522	$937	$18,459
Three months ended October 31, 2009 (i)
Revenues	$4,915	$3,318	$8,233
Operating income	763	308	1,071
Depreciation and amortization	197	31	228
Total assets at October 31, 2009	$11,556	$6,537	$18,093

              (i) Amounts for 2009 exclude assets and discontinued operations of WMET.

Note 8—Provision for Income Taxes

Provision for income taxes for the three months ended October 31, 2010 and 2009 was $68,000 and $238,000 respectively.  The decrease is due to the reduction in the provisions for federal, state and foreign income taxes.  The reduction in the provision for federal and state income taxes amounts to $120,000 and is related to the utilization of tax benefits that were created in periods subsequent to October 31, 2009.  The reduction in foreign tax expense amounts to $50,000 and is proportional to the reduction in foreign earnings in the corresponding periods.

Note 9 – Tender Offer

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock. The Company concluded the tender offer and repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of its total outstanding capital stock at the time.

Note 10 – Purchase of Non-Controlling Interests in IDW

On November 5, 2009, the Company purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, the Company owns a 76.665% interest in IDW. The acquisition was was accounted for in the second quarter of fiscal 2010 as an equity transaction, in accordance with the accounting standards on non-controlling interests.

Note 11—Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that no new standards were issued this quarter that applied to the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  Except for otherwise provided, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in ASC Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 was effective upon the issuance of the final update and did not have any impact on the Company’s financial statements.

Note 12—Subsequent events

The Company completed a review and analysis of all events that occurred after the balance sheet date to determine if any such events must be reported and has determined that there are no subsequent events to be disclosed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with the SEC.

In accordance with Item 10-(f)(2)(ii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million, calculated based on the actual share price on January 31, 2010, the last business day of its second fiscal quarter, and the aggregate number of shares distributed to non-affiliates. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q.

As used below, unless the context otherwise requires, the terms “the Company,” “Holdings,” “we,” “us,” and “our” refer to CTM Media Holdings, Inc., a Delaware corporation, and our subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical facts are forward-looking statements, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and such forward-looking statements are statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include:

•   statements about Holdings’ and its divisions’ future performance;
•   projections of Holdings’ and its divisions’ results of operations or financial condition; and
•   statements regarding Holdings’ plans, objectives or goals, including those relating to its strategies, initiatives, competition, acquisitions, dispositions and/or its products.

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

Forward-looking statements are based on Holdings’ current expectations, estimates and assumptions and because forward-looking statements address future results, events and conditions, they, by their very nature, involve inherent risks and uncertainties, many of which are unforeseeable and beyond Holdings’ control. Such known and unknown risks, uncertainties and other factors may cause Holdings’ actual results, performance or other achievements to differ materially from the anticipated results, performance or achievements expressed, projected or implied by these forward-looking statements.

These factors include those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Holdings’ periodic filings made with the SEC.

Holdings cautions that such factors are not exhaustive and that other risks and uncertainties may cause actual results to differ materially from those in forward-looking statements.

Forward-looking statements speak only as of the date they are made and are statements of Holdings’’ current expectations concerning future results, events and conditions and Holdings is under no obligation to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

OVERVIEW

We are a former subsidiary of IDT Corporation. As a result of the Spin-Off, on September 14, 2009, we became an independent public company. IDT Corporation continues to provide certain functions pursuant to a Master Services Agreement, dated September 14, 2009. During the three months ended October 31, 2010 and 2009, our selling, general and administrative expenses were $0.1 million and $.20.15 million, respectively, for all services and allocated expenses charged by IDT Corporation to us. At October 31, 2010 and 2009 the amount owed to IDT Corporation was $0.1 million and $0.2 million, respectively.

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock. The Company concluded the tender offer and repurchased 0.2 million shares of Class A common stock and 0.8 million shares of Class B common stock for an aggregate purchase price of $1.1 million, representing approximately 14% of its total outstanding capital stock at the time.

On May 5, 2010, the Company consummated the sale of substantially all of the assets used in the WMET radio station business (other than working capital). WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area.  The sale price for the WMET assets was $4 million in a combination of cash and a promissory note of the buyer that is secured by the assets sold.  $1.3 million of the purchase price was paid in cash at the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer. The sale met the criteria to be reported as a discontinued operation in the third quarter of fiscal 2010 and accordingly, WMET’s results are classified as part of discontinued operations during the fiscal year 2010.

Our principal businesses consist of:

CTM Media Group (“CTM”), our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses; and

Our majority interest in Idea and Design Works, LLC (“IDW”), which is a comic book and graphic novel publisher that creates and licenses intellectual property.

CTM

CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. Throughout its operating region, CTM operates four integrated and complimentary business lines: Brochure Distribution, Publishing, RightCardTM, and Digital Distribution. CTM had operated its Design & Print business, which it exited at the beginning of the fourth quarter of fiscal 2010. CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2010, CTM serviced over 2,600 clients and maintained more than 11,000 display stations in over 28 states and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 58% and 60% of our consolidated revenues in the three months ended October 31, 2010 and 2009, respectively.

IDW

IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. IDW’s revenues represented 42% and 40% of our consolidated revenues in the three months ended October 31, 2010 and 2009, respectively.

On November 5, 2009 we purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million. As a result of the transaction, we own a 76.665% interest in IDW.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2010. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and intangible assets with indefinite useful lives and valuation of long-lived assets including intangible assets with finite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2010.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income from operations. Accordingly, the income and expense line items below income from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009

Consolidated Revenues

(in millions)			Change
Quarter ended October 31,	2010	2009	$	%
Revenues
CTM	$5.0	$4.9	$0.1	2.0
IDW	3.6	3.3	0.3	9.0
Total revenues	$8.6	$8.2	$0.4	4.8

Revenues. The increase in consolidated revenues in the three months ended October 31, 2010 compared to the three months ended October 31, 2009 was primarily due to a marginal increase in CTM revenues of $0.1 million and an increase in IDW revenues of $0.3 million. Revenues at our IDW segment increased as a result of increases in publishing revenues of $0.3 million and Digital and Creative Services revenue of $0.1 million which were partially offset by a decline in Licensing and Royalty Revenues of $0.1 million. The marginal increase in CTM revenues was primarily due to better economic conditions in the current fiscal period compared to the same period in fiscal 2010.

Consolidated Costs and Expenses

(in millions)			Change
Three months ended October 31,	2010	2009	$	%
Costs and expenses
Direct cost of revenues	$3.8	$3.7	$0.1	2.7
Selling, general and administrative	3.8	3.2	0.6	18.8
Depreciation and amortization	0.2	0.2	—	—
Bad debt expense	0.0	0.0	—	—
Total costs and expenses	$7.8	$7.1	$0.7	9.8

Direct Cost of Revenues. Direct Cost of Consolidated Revenues in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 marginally increased.  Direct cost of revenues at IDW for the three months ended October 31, 2010 and 2009 was approximately $2.2 million and $2.1 million respectively. Direct costs of revenues at CTM for the three months ended October 31, 2010 and 2009 were each approximately $1.6 million. Overall gross margin increased from 54.9% in the three months ended October 31, 2009 to 55.8% in the three months ended October 31, 2010. The increase was due to increases in the gross margin at both our CTM segment and IDW segments. CTM’s gross margin increased from 67.3% in the three months ended October 31, 2009 to 68.0% in the three months ended October 31, 2010, while IDW’s gross margins increased from 36.3% in the three months ended October 31, 2009 to 38.8% in the three months ended October 31, 2010.

Selling, General and Administrative. Selling, general, and administrative expenses increased from $3.2 million in the three months ended October 31, 2009 to $3.8 million in the three months ended October 31, 2010. As a percentage of consolidated revenues, selling, general and administrative costs increased from 39.0% in the three months ended October 31, 2009 to 44.2% in the three months ended October 31, 2010. The increase in selling, general and administrative expenses in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was primarily due to a increase in the selling, general and administrative expenses of CTM and a marginal increase in our IDW segment. CTM’s selling, general and administrative expenses increased in the three months ended October 31, 2010 compared to the three months ended October 31, 2009 due to an increase in payroll costs, offsite costs related to meetings of CTM’s sales personnel, advertising costs, and audit/accounting costs. Selling, general, and administrative costs at our IDW segment marginally increased as a result of increase in personnel costs and marketing expenses.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of our Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest and the remainder would be forfeited. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost has been and expected to continue to be recognized over the vesting period from October 14, 2009 through October 14, 2014.  The related stock-based compensation related to this grant in the first quarter of fiscal 2011 and 2010 was $112 thousand and 19 thousand, respectively.

Bad Debt Expense. Bad debt expense in the three months ended October 31, 2010 of fiscal 2011 compared to the same period in fiscal 2010 was flat.

Net Income attributable to CTM Media Holdings, Inc. and non controlling interests

(in millions)			Change
Three months ended October 31,	2010	2009	$	%
Income from continuing operations	$0.8	$1.0	$(0.2)	(20.0)
Interest income, net	—	—	—	—
Other expense, net	—	—	—	—
Provision for income taxes	—	(0.2)	0.2	100.0
Loss from discontinued operations	—	(0.1)	0.1	100.0
Net income	0.8	0.7	0.1	14.3
Less: Net income attributable to non controlling interest	(0.1)	(0.2)	0.1	50.0
Net income attributable to CTM Media Holdings, Inc.	$0.7	$0.5	$0.2	40.0

Income Taxes.  Provision for income tax for the three months ended October 31, 2010 compared to 2009 decreased by $170,000.  This decrease is due to the utilization of tax benefits that were created in periods subsequent to October 31, 2009 of $120,000, and a reduction in foreign earnings and related foreign income tax of $50,000.

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

Income attributable to non-controlling interest. Non-controlling interests arise from the 23.335% interest in IDW not held by Holdings.

CTM

(in millions)			Change
Three months ended October 31,	2010	2009	$	%
Revenues	$5.0	$4.9	$0.1	$2.0
Direct cost of revenues	1.6	1.6	—	—
Selling, general and administrative	2.7	2.3	0.4	17.4
Depreciation and amortization	0.2	0.2	—	—
Bad debt expense	—	—	—	—
Impairment and severance charges	—	—	—	—
Income from operations	$0.5	$0.8	$(0.3)	$(37.5)

Revenues. The marginal increase in CTM’s revenues in the three months ended October 31, 2010 compared to the three months ended October 31, 2009  was primarily due to increases in distribution and publishing revenues, digital distribution revenues and  right card revenues, which were partially offset by a decline in printing revenues. In the fourth quarter of fiscal 2010, CTM exited the unprofitable printing and now refers customers to a third party provider and receives a commission on the work.

Direct Cost of Revenues. Direct cost of revenues consists primarily of distribution and fulfillment payroll, warehouse, vehicle distribution, and print and design expenses. Direct cost of revenues for the three months ended October 31, 2010 was approximately the same as the three months ended October 31, 2009. The decline in direct cost of printing revenues, CTM’s unprofitable line of business that we exited at the beginning of the fourth quarter of fiscal 2010, were offset by marginal increases in direct costs of digital distribution revenues, right cardrevenues, and distribution and publishing revenues. Additionally, CTM’s distribution and fleet maintenance costs marginally increased during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009.

CTM’s gross margin increased in the three months ended October 31, 2010 to 68.0% compared to 67.3% in the three months ended October 31, 2009. The increase was primarily due to a shift in product mix to relatively higher margin distribution revenues from  relatively lower margin printing revenues.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs and insurance. Selling, general and administrative expenses increased in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 primarily due to the increase in payroll costs, offsite costs related to our sales personnel, advertising costs, and accounting costs.

As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses increased in the three month ended October 31, 2010 to 54.0% from 46.9% in the three months ended October 31, 2009, as selling, general and administrative expenses increased at a faster rate than the increase in revenues.

IDW

(in millions)			Change
Three months ended October 31,	2010	2009	$	%

Revenues	$3.6	$3.3	$0.3	9.0
Direct cost of revenues	2.2	2.1	0.1	4.7
Selling, general and administrative	1.0	0.9	0.1	11.1
Depreciation and amortization	0.0	0.0	0.0	—
Income from operations	$0.4	$0.3	$0.1	33.3

Revenues. The increase in IDW’s revenues in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was due to an increase in Publishing revenues, Digital Publishing revenues, and Creative Services revenues which were partially offset by a decline in Licensing and Royalty Services revenues. Publishing revenues increased due to the release of additional titles such as The Outfit, James Patterson’s Witch and Wizard, Classics Mutilated, and Bloom County Vol. 3, Digital~~s~~ Publishing revenues increased as a result of the conversion of more titles to digital based formats and increased use of digital equipment by consumers. Creative Services revenues increased as a result of additional creative service projects during the first quarter of fiscal 2011 that were not experienced in the first fiscal quarter of last year. Licensing and Royalty revenues in the first quarter of fiscal 2011, was higher that the same quarter in fiscal 2010 as result of four movies options granted during the first quarter of fiscal 2010.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements over the past calendar year, and IDW’s publications are currently available for purchase via mobile phones, primarily iPhones/iPod Touch. Various IDW titles are also available direct-to-desktop via several websites and on Sony’s PSP and PSP Go gaming devices.

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses and costs of artists and writers. Direct costs of revenues increased primarily due to an increase in direct costs of printing services, direct costs of creative services and royalty expenses which were partially offset by a decline in direct digital publishing and direct licensing costs. The increase in direct cost of printing services, direct costs of creative services and royalty expenses in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 primarily reflects the increase in revenues. Direct costs of digital publishing during the three months ended October 31, 2009 was higher due to certain one-time costs incurred during that period. Direct costs of licensing declined during the three months ended October 31, 2010 compared to the three months ended October 31, 2009 primarily as a result of a decline in related revenues.

IDW’s aggregate gross margin increased in the three months ended October 31, 2010 to 38.9% from 36.4% in the three months ended October 31, 2009. The increase in the three months ended October 31, 2010 was primarily due to the mix of products and lower costs.

Selling, General and Administrative. Selling, general and administrative expenses marginally increased in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 primarily due to higher commissions on increased revenues and the increase in the number of employees and consultants, as well as a marginal increase in occupancy costs. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses marginally increased in the three months ended October 31, 2010 to 27.8% from 27.3% compared to the three months ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT Corporation.

(in millions)	Three months ended October 31,
	2010	2009
Cash flows provided by (used in):
Operating activities	$0.1	$2.1
Investing activities	(0.1)	(0.1)
Financing activities	(0.1)	1.6
(Decrease) increase in cash and cash equivalents	$(0.1)	$3.6

Operating Activities. Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash flows provided by operating activities based on these factors were $0.1 million and $2.1 million for the three months ended October 31, 2010 and 2009, respectively.

Investing Activities. Our capital expenditures were $0.1 million each in the three months ended October 31, 2010 and 2009, respectively. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2011 will be approximately $0.3 million. We expect to fund our capital expenditures with our cash, cash equivalents and short term investments on hand.

Financing Activities. During the three months ended October 31, 2010, we did not receive any financing from IDT Corporation. During the periods presented though the September 14, 2009 Spin-Off, IDT Corporation provided us with the required liquidity to fund our working capital requirements and investments for some of our businesses. We used any excess cash provided by our operations to repay IDT. In the three months ended October 31, 2009, IDT Corporation provided cash to us of $2.4 million. In September 2009, the amount due to IDT Corporation of $25.3 million was converted into a capital contribution.

During the three months ended October 31, 2010 and 2009, we distributed cash to the minority shareholders of IDW in the amount of $0.01million and $0.4 million, respectively.

We repaid capital lease obligations of $0.1 million in each of the three months ended October 31, 2010 and 2009.

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Gross trade accounts receivable increased marginally to $4.3 million at October 31, 2010 compared to $4.2 million at July 31, 2010. The allowance for doubtful accounts as a percentage of gross trade accounts receivable marginally increased to 18.6% at October 31, 2010 compared from 18.2% at July 31, 2010.

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

In addition, we will utilize approximately $2 million annually to pay the regular quarterly dividends in the amount of $0.06 per share,, subject to confirmation by our management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times.

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT Corporation. The conversion of our balance due to IDT Corporation into a capital contribution in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect that our operations in fiscal 2011 and the balance of cash, cash equivalents and short term investment that we held as of October 31, 2010, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, pay the currently announced and any future declared dividends and fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances, as well as cash flows from our operations, will be sufficient to meet our long-term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenues and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK
Revenues from our international operations represented 9.6% and 8.8% of our consolidated revenues for the three months ended October 31, 2010 and 2009, respectively. These revenues are in Canadian dollars. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ADOPTED ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that no new standards were issued this fiscal quarter that applied to the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  Except for otherwise provided, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in ASC Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 was effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of October 31, 2010, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

 Item 1.   Legal Proceedings.

    None.

Item 1A. Risk Factors

    There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3.    Defaults Upon Senior Securities.

    None.

Item 4.    (Removed and Reserved).

 Item 5.   Other Information

    None.

Item 6.    Exhibits, Financial Statement Schedules.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

________________

*	Filed herewith.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTM Media Holdings, Inc.

December 15, 2010	By:	/s/ Marc E. Knoller
Marc E. Knoller Chief Executive Officer and President

December 15, 2010	By:	/s/ Leslie B. Rozner
Leslie B. Rozner Chief Financial Officer, Treasurer and Secretary