Form 10-Q
period 2011-01-31
CTM MEDIA HOLDINGS, INC.
filed 2011-03-17
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No   ☒

As of March 17, 2011, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,106,468 shares outstanding (excluding 178,517 treasury shares)
Class B common stock, $0.01 par value:	6,126,322 shares outstanding (excluding 797,183 treasury shares)
Class C common stock, $0.01 par value:	1,090,775 shares outstanding

CTM MEDIA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	January 31, 2011	July 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,956	$6,516
Short term investment	1,032	1,030
Trade accounts receivable, net	2,243	3,496
Inventory	1,647	1,462
Prepaid expenses	1,067	965
Note receivable – current portion	318	321
Total current assets	13,263	13,790
Property and equipment, net	1,955	2,013
Licenses and other intangibles, net	2	17
Note receivable – non current portion	2,250	2,400
Other assets	207	181
Total assets	$17,677	$18,401
Liabilities and equity
Current liabilities:
Trade accounts payable	$858	$1,187
Accrued expenses	1,693	1,539
Deferred revenue	1,211	2,035
Due to IDT Corporation	31	38
Income tax payable	770	770
Capital lease obligations—current portion	231	227
Other current liabilities	856	646
Total current liabilities	5,650	6,442
Capital lease obligations—long-term portion	322	286
Total liabilities	5,972	6,728
Commitments and contingencies	-	-
Stockholders’ Equity:
CTM Media Holdings, Inc. stockholders’ equity :
Preferred stock, $.01 par value; authorized shares—500 and 10,000 shares January 31,2011 and July 31, 2010, respectively; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—6,000 and 35,000 shares at January 31,2011 and July 31, 2010, respectively; 1,285 shares issued and 1,106 shares outstanding at January 31, 2011 and July 31, 2010	13	13
Class B common stock, $.01 par value; authorized shares—12,000 and 65,000 shares at January 31, 2011 and January 31, 2010, respectively; 6,924 shares issued and 6,126 shares outstanding at January 31, 2011 and July 31, 2010	69	69
Class C common stock, $.01 par value; authorized shares—2,500 and 15,000 shares at January 31, 2011 and July 31, 2010, respectively; 1,091 shares issued and outstanding at January 31, 2011 and July 31, 2010	11	11
Additional paid-in capital	57,776	58,548
Treasury Stock, at cost, consisting of 179 shares of shares of Class A and 797 shares of Class B at January 31, 2011 and July 31, 2010	(1,070)	(1,070)
Accumulated other comprehensive income	165	117
Accumulated deficit	(45,670)	(46,235)
Total CTM Media Holdings, Inc. stockholders’ equity	11,294	11,453
Noncontrolling interests	411	220
Total stockholders’ equity	11,705	11,673
Total liabilities and stockholders’ equity	$17,677	$18,401

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(in thousands, except per share data)	2011	2010	2011	2010

Revenues	$7,677	$6,365	16,326	$14,598
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	3,712	3,234	7,473	6,982
Selling, general and administrative (i)	3,786	3,533	7,600	6,718
Depreciation and amortization	173	228	344	456
Bad debt	38	51	84	54
Total costs and expenses	7,709	7,046	15,501	14,210
Income (loss) from operations	(32)	(681)	825	388
Interest income (expense), net	13	(42)	28	(60)
Other income (expense) , net	7	3	-	(4)
Income (loss) from continuing operations before income taxes	(12)	(720)	853	324
Benefit from (provision for) income taxes	(16)	116	(84)	(123)
Income (loss) from continuing operations	(28)	(604)	769	201
Discontinued operations net of tax: (Note 2)
Loss from discontinued operations	-	(121)	-	(251)
Net Income (loss)	(28)	(725)	769	(50)
Less – net income attributable to non-controlling interests	(116)	(6)	(203)	(151)
Net income (loss) attributable to CTM Media Holdings, Inc.	(144)	$(719)	566	$(201)
Amounts Attributable to CTM Media Holdings, Inc. common stockholders:
Income (loss) from continuing operations	(144)	(598)	566	50
Loss from discontinued operations	-	(121)	-	(251)
Net income (loss) attributable to CTM Media Holdings, Inc.	(144)	$(719)	566	$(201)
Basic and diluted income (loss) per share attributable to CTM Media Holdings, Inc. common stockholders:
Income (loss) from continuing operations	$(0.02)	$(0.09)	$0.07	$0.01
Loss from discontinued operations	$-	$(0.02)	$-	$(0.04)
Net income (loss)	$(0.02)	$(0.11)	$0.07	$(0.03)
Weighted-average number of shares used in calculation of basic and diluted loss per share:	8,323	6,380	8,323	6,539
Dividend declared per common share:	$-	-	$0.12	-
(i) Stock-based compensation included in selling, general and administrative expenses	114	113	226	131

See accompanying notes to condensed consolidated financial statements.

 CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months ended January 31, (in thousands)	2011	2010
Operating activities
Net income (loss)	$769	$(50)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	-	251
Depreciation and amortization	344	456
Provision for doubtful accounts receivable	84	54
Stock-based compensation	226	131
Change in assets and liabilities:
Trade accounts receivable	1,145	1,429
Inventory, prepaid and other assets	(313)	(60)
Trade accounts payable, accrued expenses, and other current liabilities	100	515
Deferred revenue	(824)	(396)
Net cash provided by operating activities	1,531	2,330
Investing activities:
Capital expenditures	(103)	(150)
Purchase of IDW non-controlling interests	-	(414)
Payments received on note for sale of assets	153	-
Net Cash provided by (used in) investing activities	50	(564)
Financing activities:
Distributions to holders of non-controlling interests	(12)	(435)
Funding provided by IDT Corporation, net	-	2,254
Repurchase of Class A and Class B common stock	-	(1,070)
Repayments of capital lease obligations	(130)	(130)
Dividends paid	(999)	-
Net cash (used in) provided by financing activities	(1,141)	619
Discontinued operations:
Net cash used in operating activities	-	(233)
Net cash used in investing activities	-	(3)
Net cash provided by financing activities	-	117
Net cash used in discontinued operations	-	(119)
Net increase in cash and cash equivalents	440	2,266
Cash and cash equivalents at beginning of period	6,516	6,480
Cash and cash equivalents at end of period	$6,956	$8,746
Supplemental schedule of non cash investing and financing activities
Cash paid for interest	$15	$13
Purchases of property and equipment through capital lease obligations	$166	$-

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CTM Media Holdings, Inc. and its subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. The balance sheet at July 31, 2010 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2011 refers to the fiscal year ending July 31, 2011).

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

The Company’s authorized capital stock, upon incorporation, consisted of (a) 35 million shares of Class A common stock, (b) 65 million shares of Class B common stock, (c) 15 million shares of Class C common stock, and (d) 10 million shares of Preferred Stock. IDT Corporation completed the Spin-Off through a pro rata distribution of the Company’s common stock to IDT Corporation’s stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT Corporation’s stockholders received: (i) one share of the Company’s Class A common stock for every three shares of IDT Corporation’s common stock held on the record date; (ii) one share of the Company’s Class B common stock for every three shares of IDT Corporation’s Class B common stock held on the record date; (iii) one share of the Company’s Class C common stock for every three shares of the IDT Corporation’s Class A common stock held on the record date; and (iv) cash in lieu of a fractional share of all classes of the Company’s common stock. On September 14, 2009, as a result of the Spin-Off, the Company had 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock issued and outstanding.

On December 20, 2010 the Company’s authorized shares of: (i) Class A common stock was reduced from 35,000,000 shares to 6,000,000 shares; (ii) Class B common stock from 65,000,000 shares to 12,000,000 shares; (iii) Class C common stock from 15,000,000 shares to 2,500,000 shares; and (iv) Preferred Stock from 10,000,000 shares to 500,000 shares, each par value $0.01 per share.  The amendment was authorized by the Company’s Board of Directors on October 19, 2010, and approved on November 12, 2010 by the Written Consent of the holders of shares representing approximately 50.1%, 58%, and 100% of the Company’s outstanding Class A common stock, Class B common stock and Class C common stock, and approximately 84% of the combined voting power of the Company’s outstanding capital stock.

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

Summary Financial Data of Discontinued Operations

Revenues and loss (in millions) before income taxes of WMET, which are included in discontinued operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Revenue	$-	$0.1	$-	$0.4
Loss before income taxes and net loss	$-	$(0.1)	$-	$(0.3)

There were no assets or liabilities of WMET included in discontinued operations as of January 31, 2011 and July 31, 2010.

Note 3—Stock Repurchase and Cash Dividends

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

The Company paid a cash dividend in the amount of $0.25 per share (approximately $2.1 million in the aggregate), $0.06 per share (approximately $0.5 million in the aggregate), and $0.12 per share (approximately $1.0 million in the aggregate), on March 15, 2010, June 15, 2010 and November 9, 2010, respectively, to stockholders of record as of March 8, 2010, May 3, 2010 and November 1, 2010, respectively, of the Company’s Class A, Class B and Class C common stock.

On October 19, 2010, the Company’s Board of Directors approved the payment of regular quarterly dividends in the amount of $0.06 per share, subject to confirmation by the Company’s management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times. This amount was paid during the second quarter of fiscal 2011.

On February 22, 2011, the Board of Directors, in light of the Company’s cash position, declared the payment of a cash dividend in the amount of $0.06 per share (approximately $0.5 million in the aggregate) which, subject to confirmation by the Company’s management that there is sufficient surplus as of the proposed payment date, will be paid on or about March 17, 2011 to stockholders of record as of March  8, 2011 of the Company’s Class A common stock, Class B common stock and Class C common stock.

In addition, the Board of Directors approved the buyback of up to 1 million shares of either the Company’s Class A common stock or Class B common stock.  Any purchases will be made in compliance with applicable regulations.

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

Note 5—Equity

Changes in the components of equity  were as follows:

	Six Months Ended January 31, 2011
	Attributable to the Company	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2010	$11,453	$220	$11,673

Stock based compensation	226	-	226
Cash distributions	-	(12)	(12)
Cash dividends	(999)	-	(999)
Comprehensive income:
Net income	566	203	769
Other comprehensive income	48	-	48
Comprehensive income	614	203	817
Balance, January 31, 2011	$11,294	$411	$11,705

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

On October 14, 2009, the Company’s Board of Directors granted its Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of the Company’s Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for five years period from October 14, 2009 through October 14, 2014. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if the Company terminates Mr. Jonas’ employment other than under circumstances where accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by the Company for cause, a pro rata portion of the shares would vest and the remainder would be forfeited. This arrangement did not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost has been and is expected to continue to be recognized over the vesting period from October 14, 2009 through October 14, 2014. The unrecognized compensation cost as of January 31, 2011 was $0.67 million.

The Company repurchased $1.1 million of its Class A and Class B common stock in the second quarter ended January 31, 2010 in connection with the tender offer that expired on December 22, 2009.

Note 6—Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that, under generally accepted accounting principles are excluded from net income. Changes in the components of other comprehensive income (loss) are described below.

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$(28)	$(725)	$769	$(50)
Foreign currency translation adjustments	16	(5)	48	-
Comprehensive income (loss)	(12)	(730)	817	(50)
Comprehensive income (loss) attributable to non-controlling interests	(116)	(6)	(203)	(151)
Comprehensive income (loss) attributable to CTM Media Holdings, Inc.	$(128)	(724)	$614	$(201)

Note 7—Business Segment Information

The Company has the following reportable business segments: CTM and IDW. CTM consists of our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses. IDW is a comic book and graphic novel publisher that creates and licenses original intellectual property.  The Company owns 76.665% of IDW.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s management.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on operating income (loss).

Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	Total
Three months ended January 31, 2011
Revenues	$4,011	$3,666	$7,677
Income (loss) from operations	(527)	495	(32)
Depreciation and amortization	164	9	173
Total assets at January 31, 2011	10,362	7,315	17,677
Three months January 31, 2010
Revenues	$3,924	$2,441	$6,365
Income (loss) from operations	(375)	(306)	(681)
Depreciation and amortization	203	25	228
Total assets at January 31, 2010	9,918	6,547	16,465
Six months ended January 31, 2011
Revenues	$9,040	$7,286	$16,326
Income (loss) from operations	(32)	857	825
Depreciation and amortization	323	21	344
Six months ended January 31, 2010
Revenues	$8,839	$5,759	$14,598
Income (loss) from operations	387	1	388
Depreciation and amortization	399	57	456

Note 8— Provision for Income Taxes

Income tax expense decreased in the three and six months ended January 31, 2011 compared to the similar period in fiscal 2010 due to decreases in state and local and foreign income tax expense which was partially offset by an increase in US Alternative Minimum Tax expense. State and local income tax expense decreased in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 due to the utilization of Net Operating Losses (NOLs) that were not available in the prior periods. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses of our other subsidiaries.

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

Note 10 – Purchase of Non-Controlling Interests in IDW

On November 5, 2009, the Company purchased an additional 23.335% interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, the Company owns a 76.665% interest in IDW. The acquisition was accounted for in the second quarter of fiscal 2010 as an equity transaction, in accordance with the accounting standards on non-controlling interests.

Note 11— Recently Issued Accounting Standards

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

Note 12 — Subsequent Events

The Company completed a review and analysis of all events that occurred after the balance sheet date to determine if any such events must be reported and has determined that there are no subsequent events to be disclosed.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

In accordance with Item 10-(f)(2)(ii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million, calculated based on the actual share price on January 29, 2010, the last business day of our second fiscal quarter in fiscal 2010, and the aggregate number of shares distributed to non-affiliates. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a former subsidiary of IDT Corporation. As a result of the Spin-Off, on September 14, 2009, we became an independent public company. IDT Corporation continues to provide certain functions pursuant to a Master Services Agreement, dated September 14, 2009. During the six months ended January 31, 2011 and 2010, our selling, general and administrative expenses included $0.1 million and $0.5 million, respectively, for all services and allocated expenses charged by IDT Corporation to us. At January 31, 2011 and July 31, 2010 the amount owed to IDT Corporation was $0.1 million.

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

CTM

CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. Throughout its operating region, CTM operates four integrated and complimentary business lines: Brochure Distribution, Publishing, RightCardTM, and Digital Distribution. CTM had operated its Design & Print business, which it exited at the beginning of the fourth quarter of fiscal 2010. CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2011, CTM has been servicing over 2,600 clients and has been maintaining more than 11,000 display stations in over 28 states, territories and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 55.4% and 59.2% of our consolidated revenues in the six months ended January 31, 2011 and 2010, respectively.

IDW

IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. IDW’s revenues represented 44.6% and 38.5% of our consolidated revenues in the three months ended January 31, 2011 and 2010, respectively.

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

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations. Also, we did not include a separate discussion of WMET’s results of operation since the operations were not significant.

Three and Six Months Ended January 31, 2011 Compared to Three and Six Months Ended January 31, 2010

Consolidated

(in millions)	Three Months ended January 31,		Change		Six Months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
Revenues
CTM	$4.0	$3.9	$0.1	2.6	$9.0	$8.8	$0.2	2.3
IDW	3.6	2.4	1.2	50	7.3	5.7	1.6	28.1
Total revenues	$7.6	$6.3	$1.3	20.6	$16.3	$14.5	$1.8	12.4

Revenues. The increase in consolidated revenues in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was primarily due to the increase in IDW’s  revenues and a slight increase in CTM’s revenues. The increase in IDW’s revenues was primarily due to an increase in publishing revenues, digital publishing revenues, and royalty income which were partially offset by a decline in licensing revenues. CTM’s revenues  during the three and six month periods ended January 31, 2011 slightly increased when compared to the similar periods in fiscal 2010 due to increases in  Right CardTM revenues, map publishing revenues,  and digital revenues which were partially offset by declines in printing revenues, which business we exited in the fourth quarter of fiscal 2010.

(in millions)	Three Months ended January 31,		Change		Six Months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
Costs and expenses
Direct cost of revenues	$3.7	$3.2	$0.5	15.6	$7.4	$6.9	$0.5	7.2
Selling, general and administrative	3.7	3.5	0.2	5.7	7.6	6.7	0.9	13.4
Depreciation and amortization	0.2	0.2	0	-	0.4	0.5	(0.1)	(20)
Bad debt expense	0.1	0.1	0	-	0.1	0.1	-	0

Total costs and expenses	$7.7	$7	$0.7	10	$15.5	$14.2	$1.3	9.2

Direct Cost of Revenues. The increase in direct cost of revenues in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was a result of an increase in direct cost of revenues at our   IDW segment which were partially offset by a marginal decline at our CTM segment. The increase in direct cost of revenues at IDW in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was directly attributable to the corresponding increase in revenues at IDW. The decrease in CTM’s direct cost of revenues in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was principally as a result of our exiting the printing business. Overall gross margin increased to 51.3% and 54.6% in the three and six months ended January 31, 2011 respectively, from 49.2% and 52.4% in the three and six months ended January 31, 2010 respectively. This increase was a result of an increase in overall gross margins at our CTM and IDW segments

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was primarily due to an increase in the selling, general and administrative expenses of CTM which were partially offset by a decline in selling, general and administrative expenses of IDW. CTM’s selling, general and administrative expenses increased in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 due to an increase in payroll costs, offsite costs related to meetings of CTM’s sales personnel, advertising costs, and professional costs. IDW’s selling, general and administrative expenses declined marginally due to a decline in administrative and occupancy costs. Total selling, general and administrative expenses associated with operating as a publicly traded company were $0.2 million and $0.4 million for the three and six months ended January 31, 2011.

As a percentage of total revenues, selling, general and administrative expenses decreased to 48.7% in the three months ended January 31, 2011 from 55.6% in the similar periods in fiscal 2010 and marginally increased to 46.6% in the six months ended January 31, 2011 from 46.2% in the similar period in fiscal 2010.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of our Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the five year period from October 14, 2009 through October 14, 2014. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.  The related stock-based compensation related to this grant was $0.1 million and $0.2 million for the three and six months ended January 31, 2011, respectively.

Bad Debt Expense. The decrease and increase in bad debt expense in the three and six months ended January 31, 2011 was due primarily to a corresponding decrease and increase in bad debt expense of CTM.

(in millions)	Three Months ended January 31,		Change		Six Months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
(Loss) income from operations	$-	$(0.7)	$0.7	100.0	$0.9	$0.3	$0.6	200
Benefit from (provision for) income taxes	0.0	0.1	(0.1)	(100.0)	(0.1)	(0.0)	(0.1)	100
Loss related to discontinued operations	-	(0.1)	0.1	100.0	-	(0.3)	0.3	-
Net (loss) income	-	(0.7)	0.7	100.0	0.8	(0.0)	0.8	100
Less: Net loss (income) attributable to non - controlling interest	(0.1)	-	(0.1)	100.0	(0.2)	(0.2)	-	-
Net (loss) income attributable to CTM Media Holdings, Inc.	$(0.1)	$(0.7)	$0.6	86.0	$0.6	$(0.2)	$0.8	400

Income Taxes. Benefit from (provision for) income taxes in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 remained substantially unchanged.

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

Income (loss) attributable to non controlling interests. On November 5, 2009, we purchased an additional 23.335% noncontrolling interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW.

CTM

(in millions)	Three months ended January 31,		Change		Six Months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
Revenues	$4.0	$3.9	$0.1	2.6	$9.0	$8.8	$0.2	2.3
Direct cost of revenues	1.5	1.7	(0.2)	11.8	3.1	3.4	(0.3)	(8.8)
Selling, general and administrative	2.8	2.4	0.4	16.7	5.5	4.6	0.9	19.6
Depreciation and amortization	0.1	0.2	(0.1)	(50.0)	0.3	0.4	(0.1)	(25.0)
Bad debt expense	-		-	-	0.1	0.0	0.1	100.0
(Loss) income from operations	$(0.4)	$(0.4)	$-	-	$0.0	$0.4	$(0.4)	(100.0)

Revenues. The marginal increase in CTM’s revenues in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was primarily due to increases in our right card revenues, map publishing revenues, and digital revenues which were partially offset by declines in printing revenues resulting from our exiting that line of business in the fourth quarter of fiscal 2010. We are continuing to see positive signs of a gradual recovery in our business such that we expect revenues to be more or at least equal to the corresponding periods in fiscal 2010.

Direct Cost of Revenues. Direct cost of revenues consists primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses and print and design expenses. The direct cost of revenues in the three months and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 is slightly lower. The decline is primarily on account of decreases in direct cost of printing revenues associated with our unprofitable printing business which were partially offset by increases in direct costs of Right CardTM and publishing revenues.

CTM’s gross margin percentage increased in the three and six months ended January 31, 2011 to 62.5% and 65.6%, respectively, compared to 56.4% and 61.4% in the similar periods in fiscal 2010. Since a significant portion of CTM’s cost of sales is fixed, the gross margin percentage decreases when revenues decrease. Additionally, there was an increase in gasoline and payroll costs during the three and six months ended January 31, 2010.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs and insurance. Selling, general and administrative expenses increased in the three and six months ended January 31, 2011 as compared to the similar periods in fiscal 2010 primarily due to marginal increases in offsite staff training costs, facilities rent, and advertising costs. Total selling, general and administrative expenses for these costs associated with operating as a publicly traded company was $0.2 million and $0.4 million for the three and six months ended January 31, 2011. As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses increased to 70.0% and 61.1% in the three and six months ended January 31, 2011 from 60.3% and 52.3% in the similar periods in fiscal 2010.

IDW

(in millions)	Three Months ended January 31,		Change		Six Months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
Revenues	$3.6	$2.4	$1.2	50.0	$7.3	$5.8	$1.5	25.9
Direct cost of revenues	2.1	1.6	0.5	31.3	4.3	3.6	0.7	19.4
Selling, general and administrative	1.1	1.1	-	-	2.1	2.1	-	-
Depreciation and amortization	-	-	-	-	0.1	0.1	-	-
Income from operations	$0.3	$(0.3)	$0.7	233.3	$0.8	$-	$0.8	100

Revenues. IDW’s revenues increased in the three and six months ended January 31, 2011 as compared to the similar periods in fiscal 2010. The increase in IDW’s revenues as compared to the similar periods in fiscal 2010 was primarily due to the release of blockbuster products Bloom County, The Outfit (YTD), True Blood, and James Patterson’s Witch & Wizard. Digital publishing revenues continued to increase due to the greater application of digital equipment leading to an increase in digital publishing revenues.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements this year, and IDW’s publications are currently available for purchase via mobile devices, primarily iPhones/iPod Touch/iPad. IDW titles are also available direct-to-desktop via several websites and are available on Sony’s PSP and PSP Go.

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses and costs of artists and writers. Direct cost of revenues in the three months ended January 31, 2011 as compared to the similar period in fiscal 2010 increased in proportion to increase in revenues and also to an increase in royalty expenses. The increase in direct cost of revenues in the six months ended January 31, 2011 as compared to the similar period in fiscal 2010 was principally attributable to the increase in revenues.

IDW’s aggregate gross margin increased in the three and six months ended January 31, 2011 to 41.7% and 41.1%, respectively, from 33.3% and 37.9% in the similar periods in fiscal 2010. The increase in the three and six months ended January 31, 2010 was primarily due to the mix of products.

Selling, General and Administrative. Selling, general and administrative expenses in the three and six months ended January 31, 2011 remained the same as compared to the similar periods in fiscal 2010. Marginal declines in occupancy and administration costs were offset by a slight increase in marketing and personnel costs. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses decreased in the three and six months ended January 31, 2011 to 30.6% and 28.8%, respectively, from 47.8% and 36.4% in the similar periods in fiscal 2010, as revenues increased at a faster rate while selling, general and administrative expenses remained the same.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT.

(in millions)	Six months ended January 31,
	2011	2010(i)
Cash flows provided by (used in):
Operating activities	$1.5	$2.3
Investing activities	.1	(0.5)
Financing activities	(1.2)	0.6
Increase in cash and cash equivalents	$0.4	$2.4

(i)	Excludes cash flows from discontinued operations

Operating Activities. Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash flows provided by operating activities based on these factors were $1.6 million and $2.3 million for the six months ended  January 31, 2011 and 2010, respectively.

Investing Activities. Our capital expenditures were $0.1 million and $0.6 million during the six months ended January 31, 2011 and 2010, respectively. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2011 will be approximately $0.3 million. We expect to fund our capital expenditures with our cash, cash equivalents and short term investments on hand.

Financing Activities. During the six months ended January 31, 2011, we did not receive any financing from IDT Corporation. During the periods presented though the September 14, 2009 Spin-Off, IDT Corporation provided us with the required liquidity to fund our working capital requirements and investments for some of our businesses. We used any excess cash provided by our operations to repay IDT. In the three months ended October 31, 2009, IDT Corporation provided cash to us of $2.4 million. In September 2009, the amount due to IDT Corporation of $25.3 million was converted into a capital contribution.

During the six months ended January 31, 2011 and 2010, we distributed cash to the minority shareholders of IDW in the amount of $0.02 million and $0.4 million, respectively. We also paid dividends of $1.0 million during the six months ended January 31, 2011

We repaid capital lease obligations of $0.1 million in each of the six months ended January 31, 2011 and 2010.

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Gross trade accounts receivable increased marginally to $3.0 million at January 31, 2011 compared to $4.2 million at July 31, 2010. The allowance for doubtful accounts as a percentage of gross trade accounts receivable marginally increased to 25.0% at January 31, 2011 compared from 18.2% at July 31, 2010.

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

In addition, we will utilize approximately $2 million annually to pay the regular quarterly dividends in the amount of $0.06 per share, subject to confirmation by our management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times.

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and prior to our separation from IDT, funding from IDT Corporation. The conversion of our balance due to IDT Corporation into a capital contribution in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect that our operations in fiscal 2011 and the balance of cash, cash equivalents and short term investment that we held as of January 31, 2011, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, pay the currently announced and any future declared dividends and fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances, as well as cash flows from our operations, will be sufficient to meet our long-term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenues and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 8.2% and 7.5% of our consolidated revenues for the six months ended January 31, 2011 and 2010, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar, primarily Canadian dollars. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of January 31, 2011, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the six months ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2010.

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

CTM Media Holdings, Inc.

March 17, 2011	By:	/s/ Marc E. Knoller
Marc E. Knoller Chief Executive Officer and President

March 17, 2011	By:	/s/ Leslie B. Rozner
Leslie B. Rozner Chief Financial Officer, Treasurer and Secretary