Form 10-K/A
period 2010-07-31
CTM MEDIA HOLDINGS, INC.
filed 2011-03-24
CIK 1463833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 17, 2011, the registrant had outstanding 1,106,468 shares of Class A common stock, 6,126,322 shares of Class B common stock, and 1,090,775 shares of Class C common stock. Excluded from these numbers are 178,517 shares of Class A common stock and 797,183 shares of Class B common stock held in treasury by CTM Media Holdings, Inc.

Explanatory Note

CTM Media Holdings, Inc. (the “Company”) is filing this amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, which was originally filed with the Securities and Exchange Commission  (the “SEC”) on October 29, 2010 (the “Original Filing”) in response to comments received by the Company from the SEC.

The Items of the Original Filing which are amended and restated by this Amendment No. 1 to Annual Report on Form 10-K/A as a result of the foregoing are:

1.
Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – to include disclosure that there is no established public trading market for the Company’s Class C common stock;

2.
Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – to remove reference to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; and

3.
Part II — Item 9A(T)— Controls and Procedures – to include the conclusions of the Company’s Chief Executive Officer and Chief Financial Officer that the Company’s disclosure controls and procedures were effective.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended,  Items 5, 7 and 9A(T) of the Original Filing have been amended and restated in their entirety. In addition, in response to comments received by the Company from the SEC, amended certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are being re-filed under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. All other Items of the Original Filing have been omitted from this Amendment. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY
Our Class A common stock and Class B common stock are quoted on the Pink OTC Markets and trade under the symbols “CTMMA” and “CTMMB,” respectively. There is no established trading market for our Class C common stock.

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

On October 26, 2010, there were 64 holders of record of our Class A common stock, 121 holders of record of our Class B common stock and 5 holders of our Class C common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. All shares of our Class C common stock are beneficially owned by Howard Jonas and there is no established trading market for our Class C common stock. On October 25, 2010, the last sales price reported on the Pink OTC Markets for our Class A common stock was $2.00 per share and for our Class B common stock was $2.35 per share.

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, our disclosure controls and procedures were effective.

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

Part IV

(b)  Exhibits.

Exhibit Number	Description of Exhibits
2.1(1)	Separation and Distribution Agreement, dated September 14, 2009.

3.1(1)	Second Restated Certificate of Incorporation of the Registrant.

3.2(2)	By-laws of the Registrant.

10.1(2)	2009 Stock Option and Incentive Plan of CTM Media Holdings, Inc.#

10.2(1)	Master Service Agreement, dated September 14, 2009.

10.3(1)	Tax Separation Agreement, dated September 14, 2009.

10.4(3)	Restricted Stock Agreement, dated October 14, 2009 between the Company and Howard Jonas. #

14.1(1)	Code of Business Ethics and Conduct, adopted on August 18, 2009.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Zwick Maddox & Banyai, PLLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

# Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 10-K filed October 29, 2009.

(2)	Incorporated by reference to the Company’s Form 10-12G/A filed August 10, 2009.

(3)	Incorporated by reference to the Company’s Form 8-K filed October 20, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CTM MEDIA HOLDINGS, INC.

By:	/s/ Marc E. Knoller
Marc E. Knoller
Chief Executive Officer
Date:  March 24, 2011