Form 10-Q/A
period 2010-10-31
CTM MEDIA HOLDINGS, INC.
filed 2011-03-24
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

1

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

Explanatory Note

CTM Media Holdings, Inc. (the “Company”) is filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2010 (the “Original Filing”), in response to a comment received by the Company from the SEC solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 6.    Exhibits, Financial Statement Schedules.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

________________

*	Filed herewith.

2

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTM Media Holdings, Inc.

March 24, 2011	By:	/s/ Marc E. Knoller
Marc E. Knoller Chief Executive Officer and President

March 24, 2011	By:	/s/ Leslie B. Rozner
Leslie B. Rozner Chief Financial Officer, Treasurer and Secretary

3