Form 10-Q
period 2011-04-30
CTM MEDIA HOLDINGS, INC.
filed 2011-06-14
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

As of June 14, 2011, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,106,468 shares outstanding (excluding 178,517 treasury shares)
Class B common stock, $0.01 par value:	6,126,322 shares outstanding (excluding 797,183 treasury shares)
Class C common stock, $0.01 par value:	1,090,775 shares outstanding

CTM MEDIA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	April 30, 2011	July 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,681	$6,516
Short term investment	1,033	1,030
Trade accounts receivable, net of allowance for doubtful accounts of $708 and $778 at April 30, 2011 and July 31,2010, respectively	3,290	3,496
Inventory	1,732	1,462
Prepaid expenses	856	965
Note receivable – current portion	225	321
Total current assets	12,817	13,790
Property and equipment, net	2,029	2,013
Note receivable – non-current portion	2,175	2,400
Other assets	231	198
Total assets	$17, 252	$18,401
Liabilities and equity
Current liabilities:
Trade accounts payable	$1,026	$1,187
Accrued expenses	1,423	1,539
Deferred revenue	1,549	2,035
Due to IDT Corporation	23	38
Income tax payable	426	770
Capital lease obligations—current portion	233	227
Other current liabilities	1,009	646
Total current liabilities	5,689	6,442
Capital lease obligations—long-term portion	348	286
Total Liabilities	6,037	6,728
Commitments and contingencies	-	-
Stockholders’ Equity:
CTM Media Holdings, Inc. stockholders’ equity :
Preferred stock, $0.01 par value; authorized shares—500 and 10,000 shares April 30, 2011 and July 31, 2010, respectively; no shares issued	-	-
Class A common stock, $0.01 par value; authorized shares—6,000 and 35,000 shares at April 30, 2011 and July 31, 2010, respectively; 1,285 shares issued and 1,106 shares outstanding at April 30, 2011 and July 31, 2010	13	13
Class B common stock, $0.01 par value; authorized shares—12,000 and 65,000 shares at April 30, 2011 and July 31, 2010, respectively; 6,924 shares issued and 6,126 shares outstanding at April 30, 2011 and July 31, 2010	69	69
Class C common stock, $0.01 par value; authorized shares—2,500 and 15,000 shares at April 30, 2011 and July 31, 2010, respectively; 1,091 shares issued and outstanding at April 30, 2011 and July 31, 2010	11	11
Additional paid-in capital	57,388	58,548
Treasury Stock, at cost, consisting of 179 shares of shares of Class A and 797 shares of Class B at April 30, 2011 and July 31, 2010	(1,070)	(1,070)
Accumulated other comprehensive income	191	117
Accumulated deficit	(45,833)	(46,235)
Total CTM Media Holdings, Inc. stockholders’ equity	10,769	11,453
Non-controlling interests	446	220
Total stockholders’ equity	11,215	11,673
Total liabilities and stockholders’ equity	$17,252	$18,401

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands, except per share data)	2011	2010	2011	2010

Revenues	$6,791	$6,832	23,117	$21,431
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	3,446	3,605	10,919	10,587
Selling, general and administrative (i)	3,650	3,651	11,250	10,368
Depreciation and amortization	200	197	544	653
Bad debt	(15)	36	69	91
Total costs and expenses	7,281	7,489	22,782	21,699
(Loss) income from operations	(490)	(657)	335	(268)
Interest income (expense), net	15	(15)	43	(73)
Other income (expense), net	3	(156)	3	(160)
(Loss) income from continuing operations before income taxes	(472)	(828)	381	(501)
Benefit from (provision for) income taxes	348	49	264	(74)
(Loss) income from continuing operations	(124)	(779)	645	(575)
Discontinued operations net of tax: (Note 2)
Loss from discontinued operations	-	(316)	-	(570)
Net (loss) income	(124)	(1,095)	645	(1,145)
Less – net (loss) income attributable to non-controlling interests	40	(36)	243	115
Net (loss) income attributable to CTM Media Holdings, Inc.	(164)	$(1,059)	402	$(1,260)
Amounts Attributable to CTM Media Holdings, Inc. common stockholders:
(Loss) income from continuing operations	(164)	(743)	402	(690)
Loss from discontinued operations	-	(316)	-	(570)
Net (loss) income attributable to CTM Media Holdings, Inc.	(164)	$(1,059)	402	$(1,260)
Basic and diluted income (loss) per share attributable to CTM Media Holdings, Inc. common stockholders:
Income (Loss) from continuing operations	$(0.02)	$(0.13)	$0.05	$(0.11)
Loss from discontinued operations	$-	$(0.05)	$-	$(0.09)
Net (loss) income	$(0.02)	$(0.18)	$0.05	$(0.20)
Weighted-average number of shares used in calculation of basic and diluted loss (income) per share:	8,323	5,834	8,323	6,304
Dividend declared per common share:	$0.06	0.25	$0.18	0.25
(i) Stock-based compensation included in selling, general and administrative expenses	113	113	339	245

See accompanying notes to condensed consolidated financial statements.

  CTM MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended April 30, (in thousands)	2011	2010
Operating activities
Net income (loss)	$645	$(1,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	-	570
Depreciation and amortization	544	653
Provision for doubtful accounts receivable	69	91
Stock-based compensation	339	245
Change in assets and liabilities:
Trade accounts receivable	143	1,184
Inventory, prepaid, and other assets	(193)	68
Trade accounts payable, accrued expenses, and other current liabilities	(215)	163
Deferred revenue	(486)	41
Net cash provided by operating activities	846	1,870
Investing activities:
Capital expenditures	(260)	(320)
Purchase of IDW non-controlling interests	-	(414)
Payments received on note for sale of assets	300	-
Net Cash provided by (used in) investing activities	40	(734)
Financing activities:
Distributions to holders of non-controlling interests	(17)	(435)
Funding provided by IDT Corporation, net	-	2,372
Repurchase of Class A and Class B common stock	-	(1,070)
Repayments of capital lease obligations	(205)	(186)
Dividends paid	(1,499)	(2,082)
Net cash used in financing activities	(1,721)	(1,401)
Discontinued operations:
Net cash used in operating activities	-	(412)
Net cash used in investing activities	-	(3)
Net cash used in discontinued operations	-	(415)
Net decrease in cash and cash equivalents	(835)	(680)
Cash and cash equivalents at beginning of period	6,516	6,480
Cash and cash equivalents at end of period	$5,681	$5,800
Supplemental schedule of non cash investing and financing activities
Cash paid for interest	$21	$18
Purchases of property and equipment through capital lease obligations	$267	$-

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to condensed consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CTM Media Holdings, Inc. and its subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. The balance sheet at July 31, 2010 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The Company was formerly a subsidiary of IDT Corporation (“IDT Corporation” or “IDT”) formed on May 8, 2009. On September 14, 2009, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). IDT transferred its ownership in all of the entities that became the Company’s consolidated subsidiaries prior to the Spin-Off. The entities that became direct or indirect subsidiaries of the Company are: CTM; Beltway Acquisition Corporation; IDT Local Media, Inc. and IDT Internet Mobile Group, Inc. (“IIMG”). IIMG owns approximately 77% of the equity interests in IDW. All indebtedness owed by any of these entities to IDT Corporation or its affiliates was converted into a capital contribution.  All references to the Company, its assets and results of operations for periods prior to the actual formation of the Company, refer to the subsidiaries of IDT that are now owned by the Company, and their consolidated assets and results of operations.

The Company’s authorized capital stock, upon the Spin-Off, consisted of (a) 35 million shares of Class A common stock, (b) 65 million shares of Class B common stock, (c) 15 million shares of Class C common stock, and (d) 10 million shares of Preferred Stock, each par value $0.01 per share. IDT Corporation completed the Spin-Off through a pro rata distribution of the Company’s common stock to IDT Corporation’s stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT Corporation’s stockholders received: (i) one share of the Company’s Class A common stock for every three shares of IDT Corporation’s common stock held on the record date; (ii) one share of the Company’s Class B common stock for every three shares of IDT Corporation’s Class B common stock held on the record date; (iii) one share of the Company’s Class C common stock for every three shares of the IDT Corporation’s Class A common stock held on the record date; and (iv) cash in lieu of a fractional share of all classes of the Company’s common stock. On September 14, 2009, as a result of the Spin-Off, the Company had 1.3 million shares of Class A common stock, 5.1 million shares of Class B common stock and 1.1 million shares of Class C common stock issued and outstanding.

On December 20, 2010 the Company’s authorized shares of: (i) Class A common stock was reduced from 35,000,000 shares to 6,000,000 shares; (ii) Class B common stock was reduced from 65,000,000 shares to 12,000,000 shares; (iii) Class C common stock was reduced from 15,000,000 shares to 2,500,000 shares; and (iv) Preferred Stock was reduced from 10,000,000 shares to 500,000 shares, each par value $0.01 per share.  The amendment was authorized by the Company’s Board of Directors on October 19, 2010, and approved on November 12, 2010 by the Written Consent of the holders of shares representing approximately 50.1%, 58%, and 100% of the Company’s outstanding Class A common stock, Class B common stock and Class C common stock, respectively and approximately 84% of the combined voting power of the Company’s outstanding capital stock.

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

Summary Financial Data of Discontinued Operations

Revenues and loss (in thousands) before income taxes of WMET, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Revenue	$-	$56	$-	$407
Loss before income taxes and net loss	$-	$(316)	$-	$(570)

There were no assets or liabilities of WMET included in discontinued operations as of April 30, 2011 and July 31, 2010.

Note 3—Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock using the treasury stock method, unless the effect of such increase is anti-dilutive. In calculating the weighted average shares used for calculating earnings per share, unvested restricted stocks issued by the Company to its founder and chairman were treated as if they were fully diluted as these shares carry voting rights and are entitled to dividends and enjoy all other rights and privileges as the other shares.

Note 4—Equity

Changes in the components of equity  were as follows:

	Nine Months Ended April 30, 2011
	Attributable to the Company	Non-controlling Interests	Total
	(in thousands)
Balance, July 31, 2010	$11,453	$220	$11,673
Stock based compensation	339	-	339
Cash distributions	-	(17)	(17)
Cash dividends	(1,499)	-	(1,499)
Comprehensive income:
Net income	402	243	645
Other comprehensive income	74	-	74
Comprehensive income	476	243	719
Balance, April 30, 2011	$10,769	$446	$11,215

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

On October 14, 2009, the Company’s Board of Directors granted its Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of the Company’s Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for five years period from October 14, 2009 through October 14, 2014. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if the Company terminates Mr. Jonas’ employment other than under circumstances where accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by the Company for cause, a pro rata portion of the shares would vest and the remainder would be forfeited. This arrangement did not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost has been and is expected to continue to be recognized over the vesting period from October 14, 2009 through October 14, 2014. The unrecognized compensation cost as of April 30, 2011 was $554,000.

Note 5—Stock Repurchase and Cash Dividends

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

On February 22, 2011, the Board of Directors, in light of the Company’s cash position, declared the payment of a cash dividend in the amount of $0.06 per share (approximately $500,000 in the aggregate). The Company’s management confirmed there being sufficient surplus and on March 17, 2001, the dividend was paid to stockholders of record as of March 8, 2011 of the Company’s Class A, Class B and Class C common stock.

On June 13, 2011, the Board of Directors, in light of the Company’s cash position, declared the payment of a cash dividend in the amount of $0.06 per share (approximately $0.5 million in the aggregate) which, subject to confirmation by the Company’s management that there is sufficient surplus as of the proposed payment date, will be paid on or about July 7, 2011 to stockholders of record as of June 28, 2011 of the Company’s Class A common stock, Class B common stock and Class C common stock.

In addition, on February 22, 2011 the Board of Directors approved the buyback of up to 1 million shares of either the Company’s Class A common stock or Class B common stock.  Any purchases will be made in compliance with applicable regulations. To date, no shares have been purchased since the buyback was approved.

Note 6—Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that, under generally accepted accounting principles are excluded from net income. Changes in the components of other comprehensive income (loss) are described below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net (loss) income	$(124)	$(1,095)	$645	$(1,145)
Foreign currency translation adjustments	26	(10)	74	(11)
Comprehensive (loss) income	(98)	(1,105)	719	(1,156)
Comprehensive (loss) income attributable to non-controlling interests	40	(36)	243	115
Comprehensive (loss) income attributable to CTM Media Holdings, Inc.	$(138)	$(1069)	$476	$(1,271)

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

Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	Total
Three months ended April 30, 2011
Revenues	$3,714	$3,077	$6,791
(Loss) income from operations	(657)	167	(490)
Depreciation and amortization	195	5	200
Total assets at April 30, 2011	10,371	6,881	17,252
Three months ended April 30, 2010
Revenues	$4,051	$2,781	$6,832
(Loss) from operations	(343)	(314)	(657)
Depreciation and amortization	186	11	197
Total assets at April 30, 2010 (i)	7,269	6,584	16,189
Nine months ended April 30, 2011
Revenues	$12,754	$10,363	$23,117
(Loss) income from operations	(689)	1,024	335
Depreciation and amortization	518	26	544
Nine months ended April 30, 2010
Revenues	$12,890	$8,541	$21,431
Income (loss) from operations	44	(312)	(268)
Depreciation and amortization	586	67	653

(i)	The Total column includes assets of WMET.

Note 8— Income Taxes

Income tax expense decreased in the three and nine months ended April 30, 2011 compared to the similar period in fiscal 2010 due to decreases in state and local and foreign income tax expense which was partially offset by an increase in US Alternative Minimum Tax expense. State and local income tax expense decreased in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 due to the utilization of Net Operating Losses (NOL’s) that were not available in the prior periods and the release of accrued tax liability due to the expiration of the statute of limitation. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses of our other subsidiaries.

Note 9— Recently Issued Accounting Standards

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

OVERVIEW

We are a former subsidiary of IDT Corporation. As a result of the Spin-Off, on September 14, 2009, we became an independent public company. IDT Corporation continues to provide certain functions pursuant to a Master Services Agreement, dated September 14, 2009. During the nine months ended April 30, 2011 and 2010, our selling, general and administrative expenses included $122,000 and $500,000, respectively, for all services and allocated expenses charged by IDT Corporation to us. At April 30, 2011 and July 31, 2010 the amount owed to IDT Corporation was $23,000 and $38,000, respectively.

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

CTM

CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. Throughout its operating region, CTM operates four integrated and complimentary business lines: Brochure Distribution, Publishing, Right Card™, and Digital Distribution. CTM had operated its Design & Print business, which it exited in the US and converted into a commission based print referral business model at the beginning of the fourth quarter of fiscal 2010.  CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2011, CTM has been servicing over 2,600 clients and has been maintaining more than 11,000 display stations in over 28 states, territories and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 55.2% and 60.1% of our consolidated revenues in the nine months ended April 30, 2011 and 2010, respectively.

IDW

IDW is a comic book and graphic novel publisher that creates and licenses intellectual property. IDW’s revenues represented 44.8% and 39.9% of our consolidated revenues in the nine months ended April 30, 2011 and 2010, respectively.

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

Three and Nine months ended April 30, 2011 Compared to Three and Nine months ended April 30, 2010

Consolidated

(in thousands)	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
Revenues
CTM	$3,714	$4,051	$(337)	(8.3)	$12,754	$12,890	$(136)	(1.1)
IDW	3,077	2,781	296	10.6	10,363	8,541	1,822	21.3
Total revenues	$6,791	$6,832	$(41)	(0.6)	$23,117	$21,431	$1,686	7.9

Revenues. The decrease in consolidated revenues in the three months ended April 30, 2011 compared to the similar period in fiscal 2010 was primarily due to a decline in CTM’s revenues which were partially offset by an increase in IDW’s revenues.  CTM’s revenues during the three months ended April 30, 2011 decreased when compared to the similar period in fiscal 2010 due to decreases in distribution revenues and printing revenues, which business we exited in the US and converted into a commission based print referral model in the fourth quarter of fiscal 2010. CTM’s revenues decreased for the nine month period ended April 30, 2011 principally due to the decrease in print revenues. The increase in IDW’s revenues was primarily due to a net increase in publishing revenues, digital publishing revenues, and royalty income.

(in thousands)	Three Months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
Costs and expenses
Direct cost of revenues	$3,446	$3,605	$(159)	(4.4)	$10,919	$10,587	$332	3.1
Selling, general and administrative	3,650	3,651	(1)	0.0	11,250	10,368	882	8.5
Depreciation and amortization	200	197	3	1.5	544	653	(109)	(16.7)
Bad debt expense	(15)	36	(51)	(141.7)	69	91	(22)	(24.2)

Total costs and expenses	$7,281	$7,489	$(208)	(2.8)	$22,782	$21,699	$1,083	5.0

Direct Cost of Revenues. Consolidated direct cost of revenues increased during the nine month period ended April 30, 2011 compared to the similar period in fiscal 2010. This was a result of an increase in direct cost of revenues at our IDW segment which was partially offset by a decrease in direct cost of revenues at our CTM segment. The decrease in direct cost of revenues at our CTM segment for the nine months ended April 30, 2011 compared to the similar period in fiscal 2010 was directly attributable to the corresponding decrease in its revenues, principally print revenue related. The increase in IDW’s direct cost of revenues during the nine months ended April 30, 2011 compared to the similar period in fiscal 2010 was principally as a result the corresponding increase in its related revenues. Overall consolidated direct cost of revenues declined during the three month period ended April 30, 2011 compared to the similar period in fiscal 2010 primarily due to a decreases in direct cost of revenues at our CTM and IDW segments. Overall gross margin increased to 49.3% and 52.8% in the three and nine months ended April 30, 2011 respectively, from 47.2% and 50.6% in the three and nine months ended April 30, 2010 respectively. This increase was a result of an increase in overall gross margins at our CTM and IDW segments

Selling, General and Administrative. The increase in selling, general and administrative expenses in the nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was primarily due to an increase in the selling, general and administrative expenses of CTM which were partially offset by a decline in selling, general and administrative expenses of IDW. CTM’s selling, general and administrative expenses increased in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 due to an increase in payroll costs, distribution stand location rents, advertising and professional fees. IDW’s selling, general and administrative expenses declined marginally due to a decline in administrative and occupancy costs. Total selling, general and administrative expenses associated with operating as a publicly traded company were $102,000 and $450,000 for the three and nine months ended April 30, 2011.

As a percentage of total revenues, selling, general and administrative expenses decreased to 53.7% in the three months ended April 30, 2011 from 53.4% in the similar period in fiscal 2010 and increased to 48.7% for the nine months ended April 30, 2011 from 48.4% in the similar period in fiscal 2010.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1.8 million restricted shares of our Class B common stock with a value of $1.25 million on the date of grant in lieu of a cash base salary for the five year period from October 14, 2009 through October 14, 2014. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period including the grant date. Total unrecognized compensation cost on the grant date was $1.25 million. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014.  The related stock-based compensation related to this grant was $113,000 and $339,000 for the three and nine months ended April 30, 2011, respectively.

Bad Debt Expense. The decrease in bad debt expense in the three and nine months ended April 30, 2011 was due primarily to a decrease in bad debt expense at our CTM segment.

(in thousands)	Three Months ended April 30,		Change		Nine Months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
(Loss) income from operations	$(490)	$(657)	$167	25.4	$335	$(268)	$603	225.0
Interest income (expense)	15	(15)	30	200.0	43	(73)	116	158.9
Other income (expense)	3	(156)	159	101.9	3	(160)	163	101.9
Benefit from (provision for) income taxes	348	49	299	610.2	264	(74)	338	456.8
Loss related to discontinued operations	-	(316)	316	100.0	-	(570)	570	100.0
Net (loss) income	(124)	(1,095)	971	88.7	645	(1,145)	1,790	156.3
Less: Net (loss) income attributable to non - controlling interest	40	(36)	76	211.1	243	115	128	111.3
Net (loss) income attributable to CTM Media Holdings, Inc.	$(164)	$(1,059)	$895	84.5	$402	$(1,260)	$1,662	131.9

Income Taxes. Income tax expense decreased in the three and nine months ended April 30, 2011 compared to the similar period in fiscal 2010 due to decreases in state and local and foreign income tax expense, which was partially offset by an increase in US Alternative Minimum Tax expense. State and local income tax expense decreased in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 due to the utilization of Net Operating Losses (NOLs) that were not available in the prior periods and the release of accrued tax liability due to the expiration of the statute of limitations. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses of our other subsidiaries.

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

Income (loss) attributable to non controlling interests. On November 5, 2009, we purchased an additional 23.335% non-controlling interest in IDW for a purchase price of $0.4 million in cash. As a result of the transaction, we own a 76.665% interest in IDW.

CTM

(in thousands)	Three months ended April 30,		Change		Nine Months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
Revenues	$3,714	$4,051	$(337)	(8.3)	$12,754	$12,890	$(136)	(1.1)
Direct cost of revenues	1,566	1,714	(148)	(8.6)	4,709	5,090	(381)	(7.5)
Selling, general and administrative	2,625	2,458	167	6.8	8,147	7,080	1,067	15.1
Depreciation and amortization	195	187	8	4.3	518	586	(68)	(11.6)
Bad debt expense	(16)	36	(52)	(144.4)	69	91	(22)	(24.2)
(Loss) income from operations	$(656)	$(344)	$(312)	90.7	$(689)	$43	$(732)	(1,702.3)

Revenues. The decrease in CTM's revenues in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was primarily due to decreases in distribution revenues and printing revenues. Distribution revenues declined principally due to our US operations. Printing revenues declined due to our exit from the printing business in the US and conversion into a commission based print referral model during the third quarter of fiscal 2010.

Direct Cost of Revenues. Direct cost of revenues consists primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses and print expenses. The direct cost of revenues decreased in the three months and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010. The decline is primarily on account of decreases in direct cost of printing revenues associated with our exit in the US and conversion of our printing business to a commission based model during the third quarter of fiscal 2010.  These decreases were partially offset by increases in direct costs of Right Card™ and publishing revenues.

CTM’s gross margin percentage increased in the three and nine months ended April 30, 2011 to 57.8% and 63.1%, respectively, compared to 57.7% and 60.5% in the similar periods in fiscal 2010. Gross Margins increased as a result of significant decreases in our direct cost of sales compared to declines in related revenues and the exiting of our unprofitable printing business in the third quarter of fiscal 2010.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs and insurance. Selling, general and administrative expenses increased in the three and nine months ended April 30, 2011 as compared to the similar periods in fiscal 2010 primarily due to marginal increases in advertising costs, offsite staff training costs, and facilities rent costs. Total selling, general and administrative expenses for these costs associated with operating as a publicly traded company were $102,000 and $450,000 for the three and nine months ended April 30, 2011. As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses increased to 70.7% and 63.9% in the three and nine months ended April 30, 2011 from 60.7% and 54.9% in the similar periods in fiscal 2010.

IDW

(in thousands)	Three Months ended April 30,		Change		Nine Months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
Revenues	$3,077	$2,782	$295	10.6	$10,363	$8,541	$1,822	21.3
Direct cost of revenues	1,880	1,892	(12)	(0.6)	6,209	5,498	711	12.9
Selling, general and administrative	1,025	1,193	(168)	(14.1)	3,104	3,288	(184)	(5.6)
Depreciation and amortization	5	11	(6)	(54.5)	26	67	(41)	(61.2)
Income from operations	$167	$(314)	$481	153.2	$1,024	$(312)	$1,336	428.2

Revenues. IDW’s revenues increased in the three and nine months ended April 30, 2011 as compared to the similar periods in fiscal 2010. The increase in IDW’s revenues as compared to the similar periods in fiscal 2010 was primarily due increases in publishing revenues and digital publishing revenues which were partially offset by decreases in creative services revenue and licensing revenues.  Publishing revenues increased owing to better titles offered, change in product mix, and achievement of “Premier Publisher Status” in the market. Digital publishing revenues continued to increase due to the greater application of digital equipment leading to an increase in digital publishing revenues. Decreases in Creative Services Revenue and Licensing Revenues were on account of certain special titles and contracts in the prior year which were not present in the comparable periods of fiscal 2011.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements during the period, and IDW’s publications are currently available for purchase via mobile devices, primarily iPhones/iPod Touch/iPad. IDW titles are also available direct-to-desktop via several websites and are available on Sony’s PSP and PSP Go.

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses and costs of artists and writers. Direct cost of revenues in the three months ended April 30, 2011 as compared to the similar period in fiscal 2010 slightly decreased as a result of decrease in cost of merchandise sold, writers’ and artists’ fees, which were partially offset by an increase in royalty expenses and printing costs. The increase in direct cost of revenues in the nine months ended April 30, 2011 as compared to the similar period in fiscal 2010 was principally attributable to the increase in revenues.

IDW’s aggregate gross margin increased in the three month period to 38.9% from 32.0% and increased to 40.1% from 35.6% in the nine  month period ended April 30, 2011. The increase in the gross margins was primarily attributable to increased publishing revenues and lower print costs .

Selling, General and Administrative. Selling, general and administrative expenses in the three and nine months ended April 30, 2011 decreased as compared to the similar periods in fiscal 2010. The decrease in Selling, general and administrative expenses was principally on account of a decrease in personnel costs which were partially offset by an increase in marketing costs. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses decreased in the three and nine months ended April 30, 2011 to 33.3% and 30.0%, respectively, from 42.9% and 38.5% in the similar periods in fiscal 2010, as revenues increased  while selling, general and administrative expenses declined.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT.

(in thousands)	Nine months ended April 30,
	2011	2010(i)
Cash flows provided by (used in):
Operating activities	$846	$1,870
Investing activities	40	(734)
Financing activities	(1,721)	(1,401)
Decrease in cash and cash equivalents from continuing operations	$(835)	$(265)
Discontinued operations	-	(415)
Decrease in cash and cash equivalents	(835)	(680)

(i)	Excludes cash flows from discontinued operations

Operating Activities. Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash flows provided by operating activities based on these factors were $846,000 and $1,870,000 for the nine months ended April 30, 2011 and 2010, respectively.

Investing Activities. Our capital expenditures were $260,000 and $320,000 during the nine months ended April 30, 2011 and 2010, respectively. During the nine months ended 2011 we also received $300,000 payments on notes receivable related to sale of WMET during fiscal 2010. During the nine months ended April 30, 2010 we paid $414,000 towards acquiring additional interests in IDW. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2011 will be approximately $300,000. We expect to fund our capital expenditures with our cash, cash equivalents and short term investments on hand.

Financing Activities. During the nine months ended April 30, 2011, we did not receive any financing from IDT Corporation. During the periods presented though the September 14, 2009 Spin-Off, IDT Corporation provided us with the required liquidity to fund our working capital requirements and investments for some of our businesses. We used any excess cash provided by our operations to repay IDT. In the three months ended October 31, 2009, IDT Corporation provided cash to us of $2,400,000. In September 2009, the amount due to IDT Corporation of $25.3 million was converted into a capital contribution.

During the nine months ended April 30, 2011 and 2010, we distributed cash to the non-controlling shareholders of IDW in the amount of $17,000 and $435,000, respectively. We also paid dividends of $1,498,000 and $2,082,000 during the nine months ended April 30, 2011 and 2010, respectively.

We repaid capital lease obligations of $205,000 and $186,000 in each of the nine months ended April 30, 2011 and 2010, respectively.

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Gross trade accounts receivable decreased to $3,998,000 at April 30, 2011 compared to $4,274,000 at July 31, 2010. The allowance for doubtful accounts as a percentage of gross trade accounts receivable marginally decreased to 17.7% at April 30, 2011 compared to 18.2% at July 31, 2010.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. Historically, such acquisitions have not exceeded $500,000, with the average acquisition being less than $100,000 If we were to pursue an acquisition in excess of $500,000 we would likely need to secure financing arrangements. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

In addition, we will utilize approximately $2,000,000 annually to pay the regular quarterly dividends in the amount of $0.06 per share, subject to confirmation by our management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times.

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and prior to our separation from IDT, funding from IDT Corporation. The conversion of our balance due to IDT Corporation into a capital contribution in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect that our operations in fiscal 2011 and the balance of cash, cash equivalents and short term investment that we held as of April 30, 2011, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, pay the currently announced and any future declared dividends and fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances, as well as cash flows from our operations, will be sufficient to meet our long-term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenues and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 7.8% and 7.5% of our consolidated revenues for the nine months ended April 30, 2011 and 2010, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar, primarily Canadian dollars. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of April 30, 2011, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the nine months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

   PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2010.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

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

CTM Media Holdings, Inc.

June 14, 2011	By:	/s/ Marc E. Knoller
Marc E. Knoller Chief Executive Officer and President

June 14, 2011	By:	/s/ Leslie B. Rozner
Leslie B. Rozner Chief Financial Officer, Treasurer and Secretary