Form 10-K
period 2011-07-31
CTM MEDIA HOLDINGS, INC.
filed 2011-10-28
CIK 1463833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2011, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class A common stock of $2.15 and of the Class B common stock of $2.15 as reported on the Pink OTC Markets, was approximately $5,901,300.

As of October 27, 2011, the registrant had outstanding 1,106,468 shares of Class A common stock, 6,126,267 shares of Class B common stock, and 1,090,775 shares of Class C common stock. Excluded from these numbers are 178,517 shares of Class A common stock shares and 797,183 shares of Class B common stock held in treasury by CTM Media Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

The Information Statement relating to the registrant’s Written Consent in Lieu of an Annual Meeting of Stockholders, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

CTM Media Holdings, Inc.

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Holdings,” “we,” “us,” and “our” refer to CTM Media Holdings, Inc., a Delaware corporation and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2011 refers to the fiscal year ended July 31, 2011).

Item 1. Business.

OVERVIEW

CTM Media Holdings, Inc., a Delaware corporation, is a holding company consisting of the following principal businesses:

•	CTM Media Group, Inc., which we refer to as CTM, our brochure distribution company and other advertising-based product initiatives focused on small to medium sized businesses; and

•	Our approximately 77% interest in Idea and Design Works, LLC, which we refer to as IDW, which is a comic book and graphic novel publisher that creates and licenses intellectual property.

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

We will make available free of charge through the investor relations page of our website ( http://ir.ctmholdings.com ) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We have adopted a code of business conduct and ethics for all of our employees, including our chief executive officer and chief financial officer. A copy of the code of business conduct and ethics is available on our website.

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

RECENT DEVELOPMENTS

Dividends

We paid a cash dividend in the amount of $0.06 per share (approximately $500,000 in the aggregate) on July 7, 2011, and October 6, 2011 to stockholders of record as of June 28, 2011 and September 26, 2011, respectively, of our Class A common stock, Class B common stock and Class C common stock.

We also paid a cash dividend in the amount of $0.12 per share (approximately $1,000,000 in the aggregate) and $0.06 per share (approximately $500,000 in the aggregate) on November 9, 2010 and March 17, 2011, respectively to stockholders of record as of November 1, 2010 and March 8, 2011, respectively, of our Class A, Class B and Class C common stock.

While our Board of Directors has approved the payment of regularly quarterly dividends in the amount of approximately $0.06 per share, the declaration of any future dividend will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board that dividends are in the best interest of our stockholders at that time.

Capital Changes

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

On October 18, 2011 the Company announced its intent to suspend its registration under the Securities Exchange of 1934, as amended (the “Exchange Act”), thus suspending its filing of periodic reports with the Securities and Exchange Commission (the “SEC”).  Following such suspension, the Company expects that its Class A Common Stock and Class B Common Stock will continue to trade on the OTC Pink Sheets, but on the Pink tier.   The Company will continue to make information public by making filings publicly available through the OTC Disclosure & News Service pursuant to OTC Markets Group Guidelines for Providing Adequate Current Information.

On October 18, 2011 the Company’s Board of Directors also approved a one-for-twenty reverse split of the Registrant’s Class A common stock, Class B common stock and Class C common stock (the “Reverse Split”). Stockholders who otherwise would hold fractional shares because the number of shares of capital stock they held before the Reverse Split would not be evenly divisible based upon the one-for-twenty split ratio will be entitled to cash payments (without interest or deduction) in respect of such fractional shares. Holders of significant shares of the company have indicated their intentions to vote for the reverse stock split. The Company intends for the Reverse stock Split to be effective at the end of November 2011.

CTM

CTM Media Group, Inc. develops and distributes print and mobile and digital based advertising and information in targeted tourist markets. Advertisers include entertainment venues, tourist attractions, and cultural sites as well as their related service providers including dining, lodging, and transport services. CTM leverages its regional network of more than 11,000 proprietary brochure display stations to distribute over 238,000,000 printed brochures and cards per year to tourists, and to drive mobile and Internet traffic to its online tourist information services.

CTM is headquartered at 11 Largo Drive South, Stamford, Connecticut. As of July 31 2011, CTM has 158 employees, 6 of whom are part-time and 152 of whom are full-time, including management, sales, distribution, graphic designers, and corporate support. CTM has 16 field offices and over 30 distribution facilities within its territory. CTM’s strategically located display stations are managed by a dedicated organization utilizing over 30 warehouses, branded delivery vans, and a uniformed distribution and delivery team.

CTM was an independent brochure distribution company until it was purchased by IDT in June 2000. At that time, CTM’s primary business centered on the distribution of brochures promoting Broadway shows within the greater New York City metropolitan area. Additional territories included Boston and other locations in New England, Toronto, Ottawa, Philadelphia, Southeast Florida and Ohio.

Since its acquisition by IDT, CTM has grown both geographically and by developing related lines of business. Geographic growth has been driven both by organic expansion to new territories and through selective purchases of regional businesses.

CTM’s client base includes over 2,950 advertisers in 28 states and provinces in the United States (including Puerto Rico) and Canada. Its distribution territory in the United States includes the Northeast, Mid-Atlantic and Midwestern states. CTM is a brochure distribution market leader in each of the following greater metro areas: New York City, Boston, Toronto, Ottawa, Miami, Ft. Lauderdale, Philadelphia, Chicago, St. Louis, Kansas City, Minneapolis/St. Paul, Pittsburgh, Detroit, Milwaukee, and Cleveland.

CTM’s client base is diverse. No single advertiser contributes a significant portion of CTM revenues. However, CTM is the leading distributor of Broadway show brochures and in fiscal years 2010 and 2011 derived approximately 13.0% and 13.5%, respectively, of its revenues from Broadway and its affiliated advertising agencies.

Throughout its operating region, CTM operates four integrated and complimentary business lines: Brochure Distribution, Publishing, RightCardTM , and Digital Distribution. CTM had operated its Design & Print business, which it exited at the beginning of the fourth quarter of fiscal 2010

Brochure Distribution
CTM distributes client brochures through its network of more than 11,000 strategically located display stations. Brochure distribution is CTM’s largest line of business generating roughly 88.9% of CTM’s revenues in fiscal 2011 compared to 92.0% of CTM’s revenues in fiscal 2010.

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

In fiscal 2011, CTM remained one of the largest travel and tourism brochure display companies in the Eastern and Midwestern United States, and the second largest nationally. Privately held Certified Folder Display is the national market leader with over 21,000 display station locations, primarily in the Western United States. Certified’s key metropolitan areas include San Francisco, Seattle, Los Angeles, Phoenix and Las Vegas. An estimated 20 to 30 other distribution companies competing from smaller regional bases comprise the remainder of the brochure distribution and display industry.

Publishing
CTM publishes maps with integrated display advertising and identified tourist locations. Current maps cover key metropolitan areas within CTM’s territory including Boston/New England, Chicago, Kansas City, Minneapolis/St. Paul, New York City, Philadelphia, Southeast Florida, St. Louis, and Toronto.  Publishing accounted for approximately 4.6% of CTM’s revenues in fiscal 2011 compared to 0.7% of CTM's revenues in fiscal 2010.

RightCardTM
CTM designs and prints RightCardsTM – pocket-sized cards in a consistent format distributed through a network of specialized display stations in high-traffic areas. The RightCardTM content format includes a discount or value offer, map and contact information in both print and online. RightCardsTM are distributed at approximately 600 locations. The RightCardTM program contributed approximately 2.5% of CTM’s revenues in fiscal 2011 compared to 1.9% of CTM’s revenues in fiscal 2010.

Digital Distribution
CTM’s digital marketing platform, offered under the brand name Ettractions, has continued its strong growth in fiscal 2011. The Ettractions Digital Distribution program offers CTM’s customers a multi-channel marketing platform that includes the web, mobile internet, SMS, social media and digital signage. Overall revenue from digital marketing programs rose from $282,000 in fiscal 2010 to $445,000 in fiscal 2011. Digital distribution revenues accounted for approximately 2.6% of CTM’s revenues in fiscal 2011 compared to 1.5% of CTM's revenues in fiscal 2010.

The increase in digital revenue was mostly driven by the Ettractions.com web and mobile sites. Additional advertisers, more advertising opportunities and more traffic were all contributing factors. Web and mobile traffic reached a level of approximately 150,000 monthly visitors in the peak travel planning months.

The traffic increase has been the result of continued growth in web content that was primarily produced by a newly created group of content team members and content contributors, who are based in various parts of the United States and Canada. In July 2011, CTM released a significant upgrade to its web platform, which included additional content categories such as activities and blogs. Total number of business profiles on the site jumped by over 3,000 to a total of 8,400 profiles at the end of the fiscal 2011.

Ettractions’ SMS platform provides text messaging services using dedicated short codes in the U.S. and Canada, and connects with cell phone subscribers in over 100 countries using an international long code, thereby offering a truly global marketing platform for the travel industry. The Ettractions SMS platform delivered over 1,400,000 text messages in fiscal 2011 and peaked at 143,000 messages in July 2011. In fiscal 2011, Ettractions branded text programs accounted for the majority of the SMS revenue, while in the majority of the revenue in fiscal 2010 came from custom SMS programs for clients.

CTM’s Digital Signage includes a network of over 125 LCD screens built into CTM’s brochure displays located at high traffic locations in CTM’s major metropolitan markets.  Revenue from these programs in fiscal 2011 and 2010 were $260,000 and $282,000, respectively. CTM’s Digital Signage revenues are expected to increase during fiscal 2012 with the roll out of the Ettractions ExploreBoard, which was developed in the spring of 2011. The ExploreBoard, an interactive, kiosk style display, was brought to the market in August 2011 with much excitement from location hosts and advertisers.

Design & Print
CTM leveraged its in-house design team and large print volumes to provide clients with cost-effective custom design and print services. Design & Print services contributed approximately 1.4% of CTM’s revenues in fiscal 2011 compared to 4.7% of CTM’s revenues in fiscal 2010.  Beginning in the fourth quarter of 2010, CTM ceased providing Print Services to its clients but instead referred its clients to outside printers and retained a referral fee.

CTM’s telephone number at its headquarters is (203) 323-9345 and its website is www.ctmmediagroup.com.

IDW

Idea and Design Works, LLC is an independent comic book publisher pre-eminent in the horror and action genres, boasting such high-profile titles as 30 Days of Night, Angel, Doctor Who, G.I. Joe, Locke and Key, Star Trek, The Transformers, True Blood, Teenage Mutant Ninja Turtles, Dungeons & Dragons, and Godzilla.

In 1999, four entertainment executives and artists established IDW as a creative-service company providing artwork and graphic design to entertainment companies. In 2001, IDW formed its publishing division, IDW Publishing, which initially focused on producing a small number of high-quality publications and has since grown into a fully staffed publishing company. In June 2007, a subsidiary of IDT purchased a 53% interest in IDW. Founders of IDW, including Ted Adams, its current CEO, retained the remaining ownership interests in IDW.  In November 2009, we purchased an additional 23.335% interest in IDW for a purchase price of $414,000 in cash. As a result of the transaction, we own a 76.665% interest in IDW.

IDW has established itself as a significant player in the comic book and graphic novel marketplace. IDW has been named Publisher of the Year five times by Diamond Comic Distributors, Inc.  In 2011, IDW won five Eisner Awards --- the most of any publisher, and four Harvey Awards --- also the most of any publisher for a diverse slate of titles and creators. In each of the last four years, IDW was the only comic publisher named by Global License as one on the “Top Global Licensees.”

IDW’s comic book and trade paperback publications are distributed through two channels: (i) to comic book specialty stores on a non-returnable basis (the “direct market”) and (ii) to traditional retail outlets, including bookstores and newsstands, on a returnable basis (the “mass market”).  In addition, IDW provides clients with custom comic books and artwork/graphic design services (“creative services”). In fiscal 2011 and 2010, the direct market accounted for 43.7% and 44.0%, respectively, of IDW’s revenues, while the mass market accounted for 42.0% and 42.0%, respectively, and creative services accounted for 3% and 4%, respectively. IDW has other less significant sources of revenues. IDW’s primary customer is Diamond Comic Distributors, Inc. (“Diamond”), an unaffiliated entity that handles the vast majority of all comic publishers’ direct market distribution. Diamond purchases IDW’s publications and subsequently sells them to both the direct and non-direct markets. Retail stores are also indirect IDW customers.

IDW’s business cycle is driven by its publishing schedule and movie release dates (of movies for which IDW publishes comic books and graphic novels) which are set by third party studios.

In an effort to increase availability of versions of its content at retail outlets, IDW has entered into a number of digital distribution agreements, and IDW’s publications are currently available for purchase via handheld devices, including iPhones, iPod Touch, iPad, PSP, PSP Go, Kindle, Nokia, Blackberry and Google Android devices. IDW titles are also available direct-to-desktop via several websites.

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

In fiscal 2011, IDW generated net revenues of $13,871,000 and operating income of $1,251,000. In fiscal 2010, IDW generated revenues of $11,465,000 and operating loss of 387,380.  IDW currently employs 25 full-time employees and 3 temporary/part-time employees.

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

Reduction in travel could reduce CTM’s sales and revenues .
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
CTM’s brochure distribution business relies on the health and growth of the travel and tourism industry. Travel is highly sensitive to traveler safety concerns, and thus has historically declined after acts of terrorism such as those on September 11, 2001. A terrorist attack or the perceived threat of one in New York City in particular (as a significant portion of CTM’s revenue is derived from the distribution of brochures related to Broadway shows – see “Trends and changes in the theater industry could adversely affect CTM’s revenues”) could significantly reduce tourism and theater attendance. These effects, depending on their scope and duration, could significantly reduce travel and tourism, which in turn could negatively impact the demand for CTM’s services.  Reductions in travel and tourism could negatively impact CTM’s business, and if continuing, could have a material adverse effect on its business, prospects and financial condition.

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
A significant portion of CTM’s revenue, 13.0% in fiscal 2010 and approximately 13.5% in fiscal 2011, is derived from its distribution of brochures related to Broadway shows. If Broadway theater attendance declines, the demand for CTM’s services to the theater industry could soften, adversely affecting its revenues. Further, economic downturns negatively affect the entertainment industry generally and attendance at Broadway shows in particular. Moreover, new shows may not open. Accordingly, economic downturns, whether currently or in the future, could adversely impact CTM’s business from the theater industry which could have an adverse effect on its business, prospects and financial condition.

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
In order to remain competitive in the brochure industry, CTM must continue to enhance its services. If CTM fails to continually improve its services, it could lag behind competitors or it could become obsolete due to its customers’ and the public’s reliance on technology and the Internet.  In particular, the increasing popularity and availability of access content and the Internet through wireless devices may reduce the appeal of advertising through brochure displays. In August 2011, CTM introduced the Ettractions ExploreBoard, which was developed in the spring of 2011. The ExploreBoard, an interactive, kiosk style display, was introduced in the market with much excitement from location hosts and advertisers.  Revenues from this new product will depend upon its level of acceptance in the marketplace.

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
Seasonality of revenues will cause CTM’s revenues to fluctuate. Travel is usually slow during non-summer months and during the non-holiday season and customers are less likely to pay for distribution of brochures during such periods. Accordingly, CTM needs adequate liquidity to finance its operations during off-seasons. Although in the past CTM has consistently had sufficient cash reserves to fund its operations year-round, there can be no assurance that it will have sufficient funds from operations or external sources to fund its operations during slower periods.

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
Through its exclusive distribution arrangement with Diamond, IDW sells its publications to mass market books stores (such as Barnes & Noble) on a fully returnable basis. As a result, these stores can return publications to Diamond for credit, which in turn is charged back to IDW. There is no time limit on the stores’ right to return publications distributed to them. In addition to IDW being charged back the wholesale cost of the publications, IDW also incurs a return processing fee by Diamond. Such returns and fees are credited against IDW’s current sales revenue from Diamond reducing IDW’s current cash flow. Product returns are a normal part of book publishing and IDW estimates and records a reserve for such returns based on its return history and current trends that are expected to continue. A significant over estimation of demand for a publication by the mass market book stores, however, could result in a large volume of returns significantly reducing IDW’s operating capital. Further, the general downturn in the economy may also result in significant returns as book stores reduce their outstanding debts to improve their own cash flow.

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
Prior to the Spin-Off, there was no public trading market for shares of our common stock. Our Class A common stock and Class B common stock are quoted on the Pink OTC Markets. As a result, an investor may find it difficult to sell, or to obtain accurate quotations as to the price of, shares of our common stock. In addition, our common stock may be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions and high net worth individuals). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser ’ s written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their shares in the secondary market.

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
Howard S. Jonas, our Chairman of the Board and founder has voting power over 3,981,894 shares of our common stock (which includes 294,444 shares of our Class A common stock, 2,294,430 shares of our Class B common stock and 1,090,775 shares of our Class C common stock which are convertible into shares of our Class A common stock on a 1-for-1 basis), representing approximately 76% of the combined voting power of our outstanding capital stock, as of October 19, 2011. Mr. Jonas is able to control matters requiring approval by our stockholders, including the approval of significant corporate matters, such as any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our Company is limited. Mr. Jonas and William C. Martin (via his funds Raging Capital Fund, LP and Raging Capital Fund (QP), LP) collectively  own approximately 54.0% of our outstanding shares which are publicly traded, limiting the liquidity of our remaining publicly traded shares.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters are located in CTM’s headquarters at 11 Largo Drive South, Stamford, Connecticut in approximately 9,000 square feet of leased office space and 22,000 square feet of warehouse space.

IDW leases 8,020 square feet (approximately 7,320 square feet of leased office space and approximately 700 square feet of warehouse space) in a stand alone building in San Diego, California under a 4-year lease expiring in March 2015.

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

	High	Low
Fiscal year ended July 31, 2011
First Quarter	$2.40	$1.50
Second Quarter	$2.15	$1.40
Third Quarter	$2.45	$1.80
Fourth Quarter	$2.35	$1.79

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

	High	Low
Fiscal year ended July 31, 2011
First Quarter	$2.60	$2.00
Second Quarter	$2.97	$2.05
Third Quarter	$2.50	$2.00
Fourth Quarter	$2.40	$1.26
Fiscal year ended July 31, 2010
First Quarter	$1.01	$0.30
Second Quarter	$2.30	$0.75
Third Quarter	$2.85	$1.80
Fourth Quarter	$2.75	$1.62

On October 26, 2011, there were 70 holders of record of our Class A common stock, 116 holders of record of our Class B common stock and 5 holders of our Class C common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. All shares of our Class C common stock are beneficially owned by Howard Jonas and there is no established trading market for our Class C common stock. On October 25, 2011, the last sales price reported on the Pink OTC Markets for our Class A common stock was $1.75 per share and for our Class B common stock was $1.85 per share.

We paid cash dividends to our stockholders in November 2010 and in March, July and October 2011. On November 9, 2010, we paid a dividend in the amount of $0.12 per share (approximately $1,000,000 in the aggregate) to holders of our Class A, Class B and Class C common stock.  On March 17, 2011, July 7, 2011 and October 6, 2011, we paid a dividend in the aggregate amount of $0.06 per share (approximately $500,000 in the aggregate) to holders of our Class A, Class B and Class C common stock. The declaration of any future dividend will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board that dividends are in the best interest of our stockholders.

In addition, on October 19, 2010, the Company’s Board of Directors approved the payment of regular quarterly dividends in the amount of $0.06 per share, subject to confirmation by the Company’s management that there is sufficient surplus as of the proposed future payment dates and other circumstances existing at the relevant times. This amount was paid during the second quarter of fiscal 2011.

In addition, on February 22, 2011 the Board of Directors approved the buyback of up to 1,000,000 shares of either the Company’s Class A common stock or Class B common stock.  Any purchases will be made in compliance with applicable regulations. To date, no shares have been purchased since the buyback was approved.

The information required by Item 201(d) of Regulation S-K will be contained in our Information Statement for our Written Consent in Lieu of an Annual Stockholders Meeting (the “Information Statement”), which we will file with the SEC within 120 days after July 31, 2011, and which is incorporated by reference herein.

Item 6. Selected Financial Data.
Smaller reporting companies are not required to provide the information required by this Item. In accordance with Item 10-(f)(2)(i) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75,000,000 as of January 31, 2011, the last business day of our second fiscal quarter.

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

OVERVIEW
We are a former subsidiary of IDT. As a result of the Spin-Off, on September 14, 2009, we became an independent public company. While many of the costs of being a public company were already borne by our business units – either directly or by allocation of corporate overhead from IDT - we incurred incremental costs of approximately $700,000, during fiscal year 2011 to perform the necessary accounting, internal controls, reporting functions, filing fees and costs related to filings for shareholder communications and mailings. A portion of these functions are provided by IDT pursuant to the Master Services Agreement, dated September 14, 2009, between us and IDT.

Our principal businesses consist of:

•	CTM Media Group, our brochure distribution company and other advertising-based new product initiatives focused on small to medium sized businesses; and

•	Our approximately 77% interest in Idea and Design Works, LLC, which is a comic book and graphic novel publisher that creates and licenses intellectual property.

Our operations face challenges, including those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. In particular, we face challenges:

•	related to the current state of the U.S. and global economies and its impact on travel and other discretionary spending;

•	from technological changes; and

•	from alternatives to our products and services.

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

IDW’s performance in fiscal 2011 included sales of comic book and graphic novel products linked to successful movie properties. To replicate this performance, IDW needs to obtain access to other big name properties and/or sequels to the recent successful movies. Blockbuster movies are hard to predict and those from major developers often have their own outlets for comic book and graphic novel development. IDW will continue to seek out attractive opportunities, and will attempt to increase sales of other properties to maintain its overall revenue figures.

CTM

CTM develops and distributes print and mobile-based advertising and information in targeted tourist markets. CTM operates four integrated and complimentary business lines: Brochure Distribution, Publishing, RightCardTM, and Digital Distribution. CTM had operated its Design & Print business, which it exited at the beginning of the fourth quarter of fiscal 2010. CTM offers its customers a comprehensive media marketing approach through these business lines. In fiscal 2011, CTM serviced over 2,950 clients and maintained more than 11,000 display stations in over 28 states and provinces in the United States (including Puerto Rico) and Canada. CTM’s display stations are located in travel, tourism and entertainment venues, including hotels and other lodgings, corporate and community venues, transportation terminals and hubs, tourist attractions and entertainment venues. CTM’s revenues represented 57.1% of consolidated revenues in fiscal 2011 and 61.8% in fiscal 2010.

IDW

IDW is a comic book and graphic novel publisher that creates and licenses intellectual property.  IDW’s revenues represented 42.9% of consolidated revenues in fiscal 2011 and 38.2% in fiscal 2010.

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

▪	significant actual underperformance relative to expected performance or projected future operating results;
▪	significant changes in the manner or use of the asset or the strategy of our overall business; and
▪	significant adverse changes in the business climate in which we operate.

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

Income and Other Taxes

Our current and deferred income taxes, and associated valuation allowance as well as certain other tax accruals are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount and classification of income and other taxes is dependent on several factors including estimates of the timing and realization of deferred income tax assets, the results of Internal Revenue Service (IRS) audits of our federal income tax returns, other tax-related audits, changes in tax laws or rules and regulations.

We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. We review and adjust our liability for unrecognized tax benefits based on our best estimate and judgment given the facts, circumstances and information available at each reporting date. To the extent that the final outcome of these tax positions is different than the amounts recorded, such differences may impact income tax expense and actual tax payments.

RESULTS OF OPERATIONS
We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended July 31, 2011 Compared To Year Ended July 31, 2010

Sale of Assets of WMET Radio
On May 5, 2010, we consummated the sale of substantially all of the assets used in our WMET radio station business (other than working capital).  WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area. The sale price for the WMET assets was $4,000,000 in a combination of cash and a promissory note of the buyer that is secured by the assets sold.  $1,300,000 of the purchase price was paid in cash by the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer. The sale met the criteria to be reported as a discontinued operation and accordingly, WMET’s results are classified as part of discontinued operations for all periods presented. In the fourth quarter of fiscal 2010, the company recognized a gain of $1,600,000 in connection with the sale.

Summary Financial Data of Discontinued Operations
Revenues, (loss) income before income taxes and net (loss) income of WMET, which are included in discontinued operations, were as follows:

Fiscal Year Ended July 31,	2011	2010
	(in thousands)
Revenues	$—	$411
Loss before income taxes and net loss.	—	(625)

Consolidated Statements of Operations

(in thousands)			Change
Fiscal Year ended July 31,	2011	2010	$	%
Revenues
CTM	$18,448	$18,562	$(114)	(0.61)
IDW	13,871	11,464	2,407	21.0
Total revenues	$32,319	$30,026	$2,293	7.64

Revenues. The increase in consolidated revenues in fiscal 2011 compared to fiscal 2010 was due to an increase in IDW's revenues which were marginally offset by a decline in CTM's revenues. The increase in IDW's revenues was primarily on account of an increase in Publishing Revenues and Digital Publishing Revenues, which were partially offset by a decrease in Creative Services Revenues and Licensing Revenues. The decrease in CTM revenues was primarily due to decreases Printing Revenues, which were partially offset by increases in Distribution Revenues, Publishing Revenues, Right Card Revenues, and Digital Revenues.

(in thousands)			Change
Fiscal Year ended July 31,	2011	2010	$	%
Costs and expenses
Direct cost of revenues	$14,803	$14,148	$655	4.6
Selling, general and administrative	14,813	14,218	595	4.2
Depreciation and amortization	753	859	(106)	(12.3)
Bad debt expense	84	63	21	33.3
Total costs and expenses	$30,453	$29,288	$1,165	4.0

Direct Cost of Revenues. The increase in direct cost of revenues in fiscal 2011 compared to fiscal 2010 was due to an increase in IDW’s Cost of Revenues which was partially offset by a decrease in CTM’s Cost of Revenues. The increase in IDW’s Direct Cost of Revenues was a result of an increase in Direct Costs of Publishing Revenues, Digital Publishing Revenues, Licensing Costs, and Royalty Costs, which were partially offset by a decrease in Cost of Creative Services. The decrease in CTM’s Direct Cost of Revenues was primarily due to a decrease in printing costs as a result of exiting the direct printing business and a marginal decrease in Direct Cost of Publishing Revenues. Direct cost of Revenues also declined due to our cost reduction strategies initiated in the middle of fiscal 2010. Overall gross margin increased from 52.9% in fiscal 2010 to 54.2% in fiscal 2011 due to increases in gross margin percentages at both of our CTM and IDW segments.

Selling, General and Administrative. The increase in selling, general and administrative expenses in fiscal 2011 compared to fiscal 2010 was due to an increase in the selling, general and administrative expenses of CTM partially offset by a decrease in selling, general and administrative expenses at our IDW segment.  Increase in CTM’s selling, general and administrative expenses was primarily due an increase in payroll and payroll related costs, location rent, software development costs, travel, and advertising expenses which were partially offset by decreases in office rent, insurance, and other information technology and network costs.  IDW’s selling, general and administrative expenses’ marginal decrease was primarily due to a decrease in allocated expenses to IDW by the Company in fiscal 2011 which were partially offset by an increase in non-allocated Selling, General, and Administrative expenses at our IDW segment.  Non-allocated selling, general, and administrative expenses of IDW increased primarily on account of an increase in travel, personnel and, marketing costs which were partially offset by a decrease in advertising expenses. The costs associated with operating as a publicly traded company was $617,000 and stock based compensation costs was $275,000 in fiscal 2011.

As a percentage of total revenues, selling, general and administrative expenses decreased from 47.4% in fiscal 2010 to 45.8% in fiscal 2011 as revenues increased more than proportionate to selling, general and administrative expenses.

On October 14, 2009, our Board of Directors granted our Chairman and founder, Howard S. Jonas, 1,800,000 restricted shares of our Class B common stock with a value of $1,250,000 on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if we terminate Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by us for cause, a pro rata portion of the shares would vest. This arrangement does not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period ending on the grant date. Total unrecognized compensation cost on the grant date of $1,250,000 is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014. During the fiscal year ended July 31, 2011, the Company began recognizing the compensation on a straight-line basis in accordance with ASU 718-10-35-8.

Bad Debt Expense. The increase in the total bad debt expense in fiscal 2011 compared to fiscal 2010 was primarily due to an increase in bad debt expenses at CTM resulting from management’s assessment of aged receivables.

Summary of Income from Operations and Net Income

(in thousands)			Change
Fiscal Year ended July 31,	2011	2010	$	%
Income from operations	$1,866	$738	$1,128	152.8
Interest income(expense), net	57	(75)	132	(176.0)
Other income(expense), net	58	(163)	221	(135.6)
Benefit from(provision for) income taxes	2,445	(91)	2,536	(2786.8)
Net Income from continuing operations	4,426	409	4,017
Loss from discontinued operations	—	(623)	623	100.0
Gain from sale of discontinued operations	—	1,599	(1,599)	(100.0)
Total income from discontinued operations	—	976	(976)
Net Income	4,426	1,385	3,041	219.6
Less: Net income attributable to non-controlling interest	(305)	(137)	(168)	122.6
Net income attributable to CTM Media Holdings, Inc.	$4,121	$1,248	$2,873	230.2

Non-controlling Interests. Non-controlling interests relate to minority owners of IDW. On November 5, 2009, the Company purchased an additional interest in IDW for a purchase price of $400,000 in cash. As a result of the transaction, the Company owns a 76.665% interest in IDW.

Income Taxes. The benefit from income taxes in fiscal 2011 was primarily due to reversals of both the valuation allowance and state income tax expense. The Company determined that it was more likely than not that a portion of its deferred income tax assets will be realized based on its income from continuing operations in the United States in fiscal 2011 and fiscal 2010 combined with projections of taxable income for the foreseeable future. Therefore, the Company reversed $2,250,000 of its valuation allowance in fiscal 2011.

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

CTM

(in thousands)			Change
Fiscal Year Ended July 31,	2011	2010	$	%
Revenues	$18,448	$18,562	$(114)	(0.6)
Direct cost of revenues	6,380	6,804	(424)	(6.2)
Selling, general and administrative	10,648	9,790	858	8.8
Depreciation and amortization	721	779	(58)	(7.4)
Bad debt expense	84	63	21	33.3
Income from operations	$615	$1,126	$(511)	(45.4)

Revenues. The decrease in CTM revenues was primarily due to the decrease in Printing Revenues, which were offset by increases in revenue from Distribution, Digital Products, RightCard™ and Publishing.

In the fourth quarter of fiscal 2010 we restructured our low gross margin printing business from a reseller of print services to a commission agent for printing vendors. As a result of this restructuring, our printing revenues consisted only of print referral fees in fiscal 2011. This change to a commission based revenue structure resulted in a decline of $600,000 in revenues in fiscal 2011 compared to fiscal 2010. This decline was principally offset by increases in Distribution Revenue of $203,000, Digital Revenue of $154,000, RightCard™ Revenue of $65,000. The increase in our distribution revenues occurred primarily in the New York, Ohio, Florida/Puerto Rico, offset by weakness in New England, the Mid-West and Canada. The increase in our Digital Products included increases in revenue from the Ettractions.com website and SMS mobile messaging revenue.  Increase in digital advertisers, more advertising opportunities, and more traffic of digital messages were all contributing factors.

With our continued growth in the digital business, including our new ExploreBoard digital touch screen kiosk, we expect our fiscal 2012 revenues to be slightly higher than our fiscal 2011 revenues.

Direct Cost of Revenues. Direct cost of revenues consist primarily of distribution and fulfillment payroll, warehouse and vehicle distribution expenses, and print and design expenses. The decrease in direct cost of revenues in fiscal 2011 compared to fiscal 2010 is primarily due to decline in printing costs as a result of our exit from the printing line of business and other cost reduction strategies adopted by the Company.  CTM’s aggregate gross margin increased marginally in fiscal 2011 to 65.4% from 63.3% in fiscal 2010. The increase was primarily due to the change in mix of products, cost reduction strategies adopted, and the result of our exit from lower margin products beginning in the second half of fiscal 2010.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of payroll and related benefits, facilities costs, and insurance. Selling, general and administrative expenses increased in fiscal 2011 compared to fiscal 2010 primarily due to increases in compensation costs, advertising expenses, software development costs, and location rent. This increase was partially offset by decreases in insurance costs, office rent, and general office expenses. Total selling, general and administrative expenses associated with operating as a publicly traded company and stock based compensation, in each case, as allocated to CTM in fiscal 2011, was $617,400 and $275,000. As a percentage of CTM’s aggregate revenues, selling, general and administrative expenses in fiscal 2011 increased to 58.1% from 52.7% in fiscal 2010.

IDW

(in thousands)			Change
Year ended July 31,	2011	2010	$	%
Revenues	$13,871	$11,464	$2,407	21.0
Direct cost of revenues	8,423	7,344	1,079	14.7
Selling, general and administrative	4,165	4,428	(263)	(5.9)
Depreciation and amortization	32	80	(48)	(60.0)
Income(loss) from operations	1,251	$(388)	$1,639	422.4

Revenues. The increase in IDW’s revenue in fiscal 2011 compared to fiscal 2010 was due to an increase in publishing revenue and digital publishing revenue which were partially offset by a decline in creative services revenue and advertising revenue. Publishing revenues increased as a result of increased reprints of various titles, better product mix, diversity of titles, and a better economy. These factors also resulted in a less than proportionate increase in returns and allowances. The principal titles that led to an increase in publishing revenues included True Blood, Locke & Key, and Godzilla. Additionally, the acquisition of premier status in IDW’s distributors catalog contributed to increased sales. The increase in digital publishing revenues was mainly attributable to the continued increase and availability of existing titles and hardware. IDW has entered into a number of digital distribution agreements, and IDW’s publications are currently available for purchase via handheld devices, including iPhones, iPod Touch, iPad, PSP, PSP Go, Kindle, Nokia, and Blackberry. IDW titles are also available direct-to-desktop via several websites and are available on Google’s Android and Barnes and Noble’s Nook. The increase in publishing and digital publishing revenues were partially offset by a marginal decline in licensing revenues. Licensing revenues in fiscal 2010 included significant revenues from the licensing of World War Robot option which were not earned in fiscal 2011. We expect IDW’s revenues to be across all lines of business in fiscal 2012.

Direct Cost of Revenues. Direct cost of revenues consists primarily of printing expenses, costs of artist and writers and royalty fees. The increase in direct cost of revenues in fiscal 2011 was primarily on account of an increase in printing costs, direct cost of digital publishing, direct cost of licensing services, and royalty expenses. These increases were partially offset by a decline in cost of creative services and licensing revenues. The increase in printing costs, direct cost of digital publishing, direct cost of licensing services, and royalty expenses were on account of increase in the related revenues. The decrease in direct costs of creative services and licensing revenues were largely on account of the decrease in related revenues. IDW’s aggregate gross margin increased in fiscal 2011 to 39.3% from 35.9% in fiscal 2010. The increase in gross margin in fiscal 2011 was primarily due to a marginally less than proportionate increase in costs discussed above.

Selling, General and Administrative. Selling, general and administrative expenses decreased in fiscal 2011 compared to fiscal 2010 primarily due to a decrease in allocated expenses to IDW by the Company in fiscal 2011 which were partially offset by an increase in non-allocated Selling, General, and Administrative expenses of IDW.  Non-allocated Selling, General, and Administrative expenses of IDW increased primarily on account of an increase in Travel, Selling and Distribution costs, Personnel, and Marketing Costs which were partially offset by a decrease in advertising expenses, administration expenses, and professional fees. IDW has increased staff in an effort to increase the number of titles sold and establish a footprint into digital distribution. As a percentage of IDW’s aggregate revenues, selling, general and administrative expenses decreased in fiscal 2011 to 29.8% from 37.7% in fiscal 2010, as selling, general and administrative expenses decreased while revenues increased.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT.

(in thousands)	Year ended July 31,
	2011	2010
Cash flows provided by (used in):
Operating activities	$2,817	$2,624
Investing activities	(42)	391
Financing activities	(2,290)	(2,564)
Increase in cash and cash equivalents from continuing operations	485	451
Discontinued operations	—	(415)
Increase in cash and cash equivalents	$485	$36

Operating Activities
Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Investing Activities
Our capital expenditures were $363,000 in fiscal 2011 and $416,000 in fiscal 2010. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2012 will be approximately $1,300,000. Payments received on notes payable for sales of WMET’s assets in fiscal 2011 was $321,000. We expect to fund our capital expenditures with our cash, cash equivalents and short term investment on hand.

On November 5, 2009, we purchased an additional 23.335% interest in IDW for a purchase price of approximately $414,000 in cash. As a result of the transaction, we own a 76.665% interest in IDW. We acquired the additional interests as we determined that the purchase price was reasonable as well as to reduce the number of non-controlling interest holders in this business.

On May 5, 2010, the Company consummated the sale of substantially all of the assets used in the WMET radio station business for a sale price of $4,000,000 in a combination of cash and a promissory note from the buyer that is secured by the assets sold.  $1,300,000 of the purchase price (net of $100,000 in selling expenses) was paid in cash by the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer.

Financing Activities
Until the Spin-Off on September 14, 2009, IDT, our former parent company, provided us with the required liquidity to fund our working capital requirement and investments for some of our businesses. We used any excess cash provided by our operations to repay IDT. In fiscal 2010, IDT provided net cash to us of $2,372,000. No amounts were provided to us in fiscal 2011. At July 31, 2011, the amount due to IDT was $31,000. In September 2009, the amount due to IDT of $25,300,000 was converted into a capital contribution.

We distributed cash of $17,000 in fiscal 2011 and $1,039,000 in fiscal 2010 to the minority shareholders of IDW.

We repaid capital lease obligations of $276,000 in fiscal 2011 and $246,000 in fiscal 2010.

We repurchased $1,100,000 of our Class A and Class B common stock in the second quarter ended January 31, 2010 in connection with the tender offer that expired on December 22, 2009.

The Company paid a cash dividend in the amount of $0.25 per share (approximately $2,100,000 in the aggregate), $0.06 per share (approximately $500,000 in the aggregate), and $0.12 per share (approximately $1,000,000 in the aggregate), on March 15, 2010, June 15, 2010 and November 9, 2010, to stockholders of record as of March 8, 2010, May 3, 2010 and November 1, 2010, respectively, of the Company’s Class A, Class B and Class C common stock.

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

On June 13, 2011, the Board of Directors, in light of the Company’s cash position, declared the payment of a cash dividend in the amount of $0.06 per share (approximately $500,000 in the aggregate) which, subject to confirmation by the Company’s management that there is sufficient surplus as of the proposed payment date, was paid on July 7, 2011 to stockholders of record as of June 28, 2011 of the Company’s Class A common stock, Class B common stock and Class C common stock.

The declaration of any future dividend will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by our Board of Directors that dividends are in the best interest of our stockholders.

In addition, on February 22, 2011 the Board of Directors approved the buyback of up to 1,000,000 shares of either the Company’s Class A common stock or Class B common stock.  Any purchases will be made in compliance with applicable regulations. To date, no shares have been purchased since the buyback was approved.

CHANGES IN TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Gross trade accounts receivable decreased to $4,336,000 at July 31, 2011 compared to $4,439,000 at July 31, 2010. The decrease in fiscal 2011 is mainly due to a decrease in our CTM segment. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 17.2% at July 31, 2011 compared to 18.2% at July 31, 2010. The main reason for the decrease in the allowance for doubtful accounts is due to better and improved collection procedures and a general improvement in the economy.

Other Sources and Uses of Resources
We intend to, where appropriate, make strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. Historically, such acquisitions have not exceeded $500,000, with the average acquisition being less than $100,000. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

Historically, we satisfied our cash requirements primarily through cash provided by CTM’s operating activities and funding from IDT. The conversion of our balance due to IDT into a capital contribution in September 2009 significantly improved our working capital balance. We do not currently have any material debt obligations. With the exit of certain lines of businesses within CTM, we expect our operations in the next twelve months and the balance of cash, cash equivalents and short term investment that we held as of July 31, 2011, as well as the $1,000,000 expected to be repaid in fiscal 2012 under terms of the promissory note for the sale of WMET, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, capital lease obligations, make limited acquisitions and investments, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. In addition, we anticipate that our expected cash balances as well as cash flows from our operations will be sufficient to meet our long term liquidity needs. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity and timely payments of the $4,000,000 due to us under the promissory note from the sale of WMET. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

FOREIGN CURRENCY RISK
Revenues from our international operations represented 8.5% and 9.0% of our consolidated revenues from continuing revenues for fiscal 2011 and fiscal 2010, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar, primarily Canadian dollars. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Financial Statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is included in this Annual Report on Form 10-K on page 25 and is incorporated herein by reference.

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of our executive officers and directors along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers
Howard S. Jonas – Chairman of the Board
Marc E. Knoller – Chief Executive Officer and President
Leslie B. Rozner – Chief Financial Officer, Treasurer and Corporate Secretary

Management Directors
Howard S. Jonas
Marc E. Knoller

Independent Directors
Jan Buchsbaum – Management Associate at New York Life Insurance Company.

Perry Davis – Partner at Perry Davis Associates, Inc. (“PDA”), an international consulting firm providing management and development assistance to non-profit organizations. Mr. Davis is a founder of PDA and has been its President since 1986.

Irwin Katsof – Partner at Doheny Global Group, a company developing renewable energy projects throughout Central and Eastern Europe, and Founder, President and past Chief Executive Officer of Global Capital Associates, which provides business development and networking services, where Mr. Katsof developed business and marketing strategy for the company.

The remaining information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2011, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our website ( http://ir.ctmholdings.com ) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the SEC. We have adopted a code of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer. A copy of the code of business conduct and ethics is available on our website.

Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2011, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2011, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2011, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2011, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
2.1(1)	Separation and Distribution Agreement, dated September 14, 2009.

3.1*	Amendment No.1 to the Second Restated Certificate of Incorporation of the Registrant.

3.2(2)	By-laws of the Registrant.

10.1(2)	2009 Stock Option and Incentive Plan of CTM Media Holdings, Inc.#

10.2(1)	Master Service Agreement, dated September 14, 2009.

10.3(1)	Tax Separation Agreement, dated September 14, 2009.

10.4(3)	Restricted Stock Agreement, dated October 14, 2009 between the Company and Howard Jonas. #

14.1(1)	Code of Business Ethics and Conduct, adopted on August 18, 2009.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Zwick & Banyai, PLLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 10-K filed October 29, 2009.

(2)	Incorporated by reference to the Company’s Form 10-12G/A filed August 10, 2009.

(3)	Incorporated by reference to the Company’s Form 8-K filed October 20, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CTM MEDIA HOLDINGS, INC.

By:	/s/Marc E. Knoller
Marc E. Knoller
Chief Executive Officer
Date:           October 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Director	October 27, 2011
Howard S. Jonas

/s/ Marc E. Knoller	Chief Executive Officer, President and Director	October 27, 2011
Marc E. Knoller	(Principal Executive Officer)

/s/ Leslie B. Rozner	Chief Financial Officer, Treasurer and Corporate Secretary	October 27, 2011
Leslie B. Rozner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jan Buchsbaum	Director	October 27, 2011
Jan Buchsbaum

/s/ Perry Davis	Director	October 27, 2011
Perry Davis

/s/ Irwin Katsof	Director	October 27, 2011
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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of July 31, 2011. Based on this assessment, we believe that the internal control over financial reporting of the Company as of July 31, 2011 was effective and through operation provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

CTM MEDIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

 CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of CTM Media Holdings, Inc and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CTM Media Holdings, Inc. and Subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2011. These financial statements are the responsibility of the CTM Media Holdings, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTM Media Holdings, Inc. and Subsidiaries as of July 31, 2011 and 2010, and the consolidated results of its operations, stockholders’ equity (deficit), and its cash flows for each of the years in the two-year period ended July 31, 2011, in conformity with generally accepted accounting principles in the United States of America.

/s/ Zwick & Banyai, PLLC
Zwick & Banyai, PLLC Southfield, Michigan

October 27, 2011

CTM MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	Fiscal Year Ended July 31,
(in thousands, except per share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$7,001	$6,516
Short term investment	1,033	1,030
Trade accounts receivable, net	3,383	3,496
Inventory – finished goods	1,743	1,462
Prepaid expenses	938	965
Note receivable – current portion	975	321
Total current assets	15,073	13,790
Property and equipment, net of accumulated depreciation of $7,996 and $7,251 at July 31, 2011 and 2010, respectively	2,021	2,013
Licenses and other intangibles, net	36	17
Note receivable	1,425	2,400
Deferred tax	2,262	-
Other assets	183	181
Total assets	$21,000	$18,401
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,117	$1,187
Accrued expenses	1,801	1,539
Deferred revenue	1,948	2,035
Due to IDT Corporation	31	38
Income taxes payable	451	770
Capital lease obligations—current portion	230	227
Other current liabilities	616	646
Total current liabilities	6,194	6,442
Capital lease obligations—long-term portion	355	286
Total liabilities	6,549	6,728
Commitments and contingencies
Stockholders’ Equity
CTM Media Holdings, Inc. stockholders’ equity (deficit):
Preferred stock, $0.01 par value; authorized shares—500 and 10,000 shares July 31, 2011 and 2010 respectively; no shares issued	—	—
Class A common stock, $0.01 par value; authorized shares—6,000 and 35,000 shares at July 31, 2011 and 2010, respectively; 1,285 shares issued and outstanding at July 31, 2011 and 2010, respectively	13	13
Class B common stock, $0.01 par value; authorized shares—12,000 and 65,000 shares at July 31, 2011 and 2010, respectively; 6,920 shares issued and outstanding at July 31, 2011 and 2010, respectively	69	69
Class C common stock, $0.01 par value; authorized shares—2,500 and 15,000 shares at July 31, 2011 and 2010, respectively; 1,091 shares issued and outstanding at July 31, 2011 and, 2010, respectively	11	11
Additional paid-in capital	56,826	58,548
Treasury Stock, at cost, consisting of 179 shares of shares of Class A and 797 shares of Class B at July 31, 2011, and 2010, respectively	(1,070)	(1,070)
Accumulated other comprehensive income	208	117
Accumulated deficit	(42,114)	(46,235)
Total CTM Media Holdings, Inc. stockholders’ equity	13,943	11,453
Non-controlling interests	508	220
Total stockholders’ equity	14,451	11,673
Total liabilities and stockholders’ equity	$21,000	$18,401

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year ended July, 31
(in thousands, except per share data)	2011	2010

Revenues	$32,319	$30,026
Costs and expenses:
Direct cost of revenues	14,803	14,148
Selling, general and administrative (i)	14,813	14,218
Depreciation and amortization	753	859
Bad debt	84	63
Total costs and expenses	30,453	29,288
Income from operations	1,866	738
Interest income (expense), net	57	(75)
Other income (expense), net	58	(163)
Income from continuing operations before income taxes	1,981	500
Benefit from (Provision for) income taxes	2,445	(91)
Income from continuing operations	4,426	409
Discontinued operations net of tax: (Note 2)
Loss from discontinued operations	—	(623)
Gain from sale of discontinued operations	—	1,599
Total income from discontinued operations	—	976
Net Income	4,426	1,385

Less - net income attributable to non-controlling interests	(305)	(137)
Net income attributable to CTM Media Holdings, Inc.	4,121	1,248

Amounts Attributable to CTM Media Holdings common stockholders:
Income from continuing operations	4,121	272
Income from discontinued operations	—	976
Net income attributable to CTM Media Holdings, Inc.	$4,121	$1,248

Earnings per share attributable to CTM Media Holdings, Inc. common stockholders:
Basic:
Income from continuing operations	$0.49	$0.04
Income from discontinued operations	$—	$0.16
Net Income	$0.49	$0.20
Weighted-average number of shares used in calculation of basic earnings per share:	8,323	6,188

Diluted:
Income from continuing operations	$—	$0.03
Income from discontinued operations	$—	$0.13
Net Income	$—	$0.16
Weighted-average number of shares used in calculation of dilutive earnings per share:	—	7,839

(i) Stock-based compensation included in selling, general and administrative expenses	275	357

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive Income	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(Loss)	Deficit	Interests	(deficit)
BALANCE AT JULY 31, 2009	—	$—	—	$—	—	$—	$33,141	$—	$124	$(47,483)	$1,967	$(12,251)
Shares issued upon spinoff	1,285	13	5,138	51	1,091	11	(75)	—	—	—	—	—
Conversion of amount due to IDT to APIC	—	—	—	—	—	—	25,293	—	—	—	—	25,293
Cash contribution from IDT	—	—	—	—	—	—	2,000	—	—	—	—	2,000
Repurchases of Class A common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Stock-based compensation on restricted stock	—	—	1,786	18	—	—	339	—	—	—	—	357
Dividends ($0.31 per common share)	—	—	—	—	—	—	(2,581)	—	—	—	—	(2,581)
Distributions	—	—	—	—	—	—	—	—	—	—	(1,039)	(1,039)
Repurchase of non-controlling interest	—	—	—	—	—	—	431	—	—	—	(845)	(414)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(7)	—	—	(7)
Net income for the year ended July 31, 2010	—	—	—	—	—	—	—	—		1,248	137	1,385

Comprehensive income	—	—	—	—	—	—	—	—	(7)	1,248	137	1,378
BALANCE AT JULY 31, 2010	1,285	$13	6,924	$69	1,091	$11	$58,548	$(1,070)	$117	$(46,235)	$220	$11,673
Shares issued upon spinoff	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of amount due to IDT to APIC	—	—	—	—	—	—	—	—	—	—	—	—
Cash contribution from IDT	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	—	—	—	—	275	—	—	—	—	275
Dividends ($0.24 per common share)	—	—	—	—	—	—	(1,997)	—	—	—	—	(1,997)
Distributions	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Repurchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	91	—		91
Net income for the year ended July 31, 2011	—	—	—	—	—	—	—	—	—	4,121	305	4,426

Comprehensive income	—	—	—	—	—	—	—	—	91	4,121	305	4,426
BALANCE AT JULY 31, 2011	1,285	$13	6,924	$69	1,091	$11	$56,826	$(1,070)	$208	$(42,114)	$508	$14,451
See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year ended July 31, (in thousands)	2011	2010
Operating activities
Net Income	$4,426	$1,385
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	-	623
Depreciation and amortization	753	859
Bad debt	84	63
Gain on sale of WMET	-	(1,599)
Stock-based compensation	275	357
Change in assets and liabilities:
Trade accounts receivable	(1)	221
Inventory, prepaid and other assets	(2,567)	(62)
Trade accounts payable, accrued expenses, and other current liabilities	253	391
Income tax payable	(319)	80
Deferred revenue	(87)	306
Net cash provided by operating activities	2,817	2,624
Investing activities
Capital expenditures	(363)	(416)
Purchase of IDW non-controlling interest	-	(414)
Payments received on notes receivable	321	—
Proceeds from sale of WMET	-	1,221
Net cash (used in) provided by investing activities	(42)	391
Financing activities
Dividend paid	(1,997)	(2,581)
Repurchases of Class A and Class B common stock	-	(1,070)
Distributions to holders of non-controlling interests	(17)	(1,039)
Funding provided by IDT Corporation, net	-	2,372
Repayments of capital lease obligations	(276)	(246)
Net cash used in financing activities	(2,290)	(2,564)
Discontinued operations
Net cash used in operating activities	-	(412)
Net cash used in investing activities	-	(3)
Net cash used in discontinued operations	-	(415)

Net increase in cash and cash equivalents	485	36

Cash and cash equivalents at beginning of period	6,516	6,480

Cash and cash equivalents at end of period	$7,001	$6,516

Supplemental disclosure of cash flow information
Cash payments made for interest	27	109
Cash payments made for income taxes		1
Supplemental schedule of non cash investing and financing activities
Purchases of property and equipment through capital lease obligations	351	-
Receipt of note receivable as part of sale of WMET	-	2,400

The effect of exchange rate changes on cash and cash equivalents is not material.

See accompanying notes to consolidated financial statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business
CTM Media Holdings, Inc. (the “Company”) is a holding company consisting of the following principal businesses:

•	CTM Media Group (“CTM”), the Company’s brochure distribution company and other advertising-based product initiatives focused on small to medium sized businesses; and

•	The Company’s approximately 77% interest in Idea and Design Works, LLC (“IDW”), which is a comic book and graphic novel publisher that creates and licenses intellectual property.

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

The Company’s authorized capital stock consists of (a) 35,000,000 shares of Class A common stock, (b) 65,000,000 shares of Class B common stock, (c) 15,000,000 shares of Class C common stock, and (d) 10,000,000 shares of Preferred Stock. IDT Corporation completed the Spin-Off through a pro rata distribution of the Company’s common stock to IDT Corporation’s stockholders of record as of the close of business on August 3, 2009 (the “record date”). As a result of the Spin-Off, each of IDT Corporation’s stockholders received: (i) one share of the Company’s Class A common stock for every three shares of IDT Corporation’s common stock held on the record date; (ii) one share of the Company’s Class B common stock for every three shares of IDT Corporation’s Class B common stock held on the record date; (iii) one share of the Company’s Class C common stock for every three shares of IDT Corporation’s Class A common stock held on the record date; and (iv) cash from IDT Corporation in lieu of a fractional share of all classes of the Company’s common stock. Upon completion of the Spin-Off, the Company had 1,300,000 shares of Class A common stock, 5,100,000 shares of Class B common stock and 1,100,000 shares of Class C common stock outstanding.

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

Basis of Accounting and Consolidation
The Company was incorporated in May 2009 in the state of Delaware. The consolidated financial statements include the assets, liabilities, results of operations and cash flows of the entities included in the Company that were spun-off, and are reflected as if the Company existed and owned these entities in all periods presented, or from the date an entity was acquired, if later. All material intercompany balances and transactions have been eliminated in consolidation. The historical cost basis of assets and liabilities has been reflected in these financial statements. Historically, the businesses included in the Company operated independently on a stand-alone basis. Direct expenses incurred by IDT Corporation on behalf of the businesses included in the consolidated financial statement are reflected in these financial statements. The most significant expenses are as follows: Medical and dental benefits were allocated to the Company based on rates similar to COBRA health benefit provision rates charged to former IDT Corporation employees. Stock-based compensation and retirement benefits under the defined contribution plan were allocated to the Company based on specific identification. Insurance was allocated to the Company based on a combination of headcount and specific policy identification. Facility costs as well as payroll of certain IDT Corporation departments consisting of payroll, human resources, network and telephone services, legal, security and travel were allocated to the Company based on estimates of the incremental cost incurred by IDT Corporation related to the Company. Management believes that the assumptions and methods of allocation used underlying the consolidated financial statements are reasonable. However, the costs as allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company operated as a stand-alone entity. Therefore, the consolidated financial statements may not necessarily be indicative of the financial position, results of operations, changes in stockholders’ equity and cash flows of the Company to be expected in the future or what they would have been had the Company been a separate stand-alone entity during the periods presented.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-controlling Interests
On August 1, 2009, the Company adopted the accounting standard relating to non-controlling interests in consolidated financial statements. This standard clarifies that a non-controlling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the non-controlling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the non-controlling interest. Finally, this standard requires increases and decreases in the non-controlling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any non-controlling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of non-controlling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. In January 2010, the Financial Accounting Standards Board (“FASB”) amended the accounting standard relating to non-controlling interests in consolidated financial statements (1) to address implementation issues related to the changes in ownership provisions of the standard and (2) to expand the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets within the scope of the standard. These amendments were effective for the Company when they were issued by the FASB. The adoption of the amendments to this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition
Revenues from CTM brochure distribution services are recognized on a straight-line basis over the services arrangement, which is typically between six months and one year. Brochure distribution services include distribution of marketing materials to display stations and straightening and refilling of the stations. In 2009 and the first three quarters of 2010 revenues from CTM printing services were recognized based on delivery of the print job by subcontractors to CTM’s warehouse. In the fourth quarter of 2010, we restructured our unprofitable printing business from a reseller of print services to a commission agent for printing vendors. The revenues from CTM printing services are now being recognized based on payment by customer to print vendor. Revenues from CTM publication guides are recognized based on the publication release date of guides, which is the same date as distribution. IDW’s primary revenue is recognized, net of an allowance for estimated sales returns, at the time of shipment of its graphic novels and comic books by IDW’s distributor to its customers, and when all of the conditions specified by ‘ASC 605-15-25’ - Revenue Recognition When Right of Return Exists, are met. Sales returns allowances represent a reserve for products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. Licensing revenues are recognized upon execution of the agreement for such rights, and other creative revenues are recognized upon completion of services rendered on a contractual basis.

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

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Lived Assets
In accordance with ‘ASC 360’ - Accounting for the Impairment or Disposal of Long Lived Assets, the Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Intangibles
Costs associated with obtaining the right to use licenses owned by third parties are capitalized and amortized on a straight-line basis over the approximately 4-year term of the licenses. Customer lists are amortized on a straight-line basis over the 5-year period of expected cash flows.

Advertising Expense
In fiscal 2011 and fiscal 2010, advertising expense was $467,000 and $402,000, respectively.

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

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Fiscal Year ended July 31 (in thousands)	2011	2010
Basic weighted-average number of shares	8,323	6,188
Effect of dilutive securities:
Non-vested restricted common stock	-	1,651
Diluted weighted-average number of shares	8,323	7,839

Stock-Based Compensation
The Company accounted for stock-based compensation granted to its employees by IDT Corporation in accordance with the fair value recognition provisions of ‘ASC’ 718 Share-Based Payment. Under ‘ASC’ 718, compensation cost recognized based on the grant-date fair value. Stock-based compensation is included in selling, general and administrative expense. During the fiscal year ended July 31, 2011, the Company began recognizing the compensation on a straight-line basis in accordance with ASU 718-10-35-8.

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

IDW has one major customer, Diamond Comic Distributors, Inc., which is the major distributor of comic books in the United States. Revenues from this customer represented approximately 47.3% and 31.1% of the total consolidated revenues for the years ended July 31, 2011 and 2010, respectively. No other single customer accounted for more than 10% of consolidated revenues in fiscal 2011 or fiscal 2010. The receivable balances from this customer represented approximately 30.5% and 17.4% of the total consolidated trade accounts receivable at July 31, 2011 and 2010, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. For CTM, concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions comprising CTM's customer base.

Sales Returns and Allowances
IDW offers its sole distributor, Diamond Comic Distributors, a right of return with no expiration date. Diamond Comic Distributors then offers this same right of return to its largest chain retailers. IDW records an estimate for sales return reserves from such retailers based on historical sales and return experience and current trends that are expected to continue. In fiscal 2011, estimated returns exceeded actual returns by approximately $108,000.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the allowance for sales returns is as follows:

Fiscal Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to revenues	Actual returns	Balance at end of year
2011
Reserves deducted from accounts receivable:
Allowance for sales returns	$165	$3,565	$(3,480)	$250
2010
Reserves deducted from accounts receivable:
Allowance for sales returns	$374	$3,305	$(3,514)	$165

Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence.

The change in the allowance for doubtful accounts is as follows:

Fiscal Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of year
2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$778	$84	$(158)	$704
2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$673	$277	$(172)	$778

(1)	Includes expense of discontinued operations of $356 and in Fiscal 2010.

(2)	Uncollectible accounts written off, net of recoveries.

Fair Value of Financial Instruments
The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2011 and 2010, the carrying value of the Company’s trade accounts receivable, inventory, prepaid expenses, trade accounts payable, accrued expenses, deferred revenue, due to IDT Corporation, capital lease obligations-current portion, and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2011 and 2010, the carrying value of the long term portion of the Company’s capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Financial Statements.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

Note 2—Discontinued Operations

Sale of Assets of WMET Radio
On May 5, 2010, we consummated the sale of substantially all of the assets used in our WMET radio station business (other than working capital).  WMET 1160 AM is a radio station serving the Washington, D.C. metropolitan area. The sale price for the WMET assets was $4,000,000in a combination of cash and a promissory note of the buyer that is secured by the assets sold.  $1,300,000 of the purchase price was paid in cash by the closing and the remainder is owed pursuant to a two-year promissory note, which is extendable in part to three years at the option of the buyer. The sale met the criteria to be reported as a discontinued operation and accordingly, WMET’s results are classified as part of discontinued operations for all periods presented. In the fourth quarter of fiscal 2010, the company recognized a gain of $1,600,000 in connection with the sale.

Summary Financial Data of Discontinued Operations
Revenues, loss before income taxes and net loss of WMET, which are included in discontinued operations, were as follows:

Year Ended July 31,	2011	2010
	(in thousands)
Revenue	$—	$411
Loss before income taxes and net loss .	-	(623)

There are no assets of WMET as of July 31, 2011.

Note 3—Stock Repurchase and Cash Dividend

On November 17, 2009, the Company commenced a tender offer to purchase up to thirty percent of its outstanding common stock. The Company offered to purchase up to 400,000 shares of its Class A common stock and up to 2,400,000 shares of its Class B common stock, at a price per share of $1.10. The offer expired on December 22, 2009 and pursuant to the offer, the Company repurchased 200,000 shares of Class A common stock and 800,000 shares of Class B common stock for an aggregate purchase price of $1,100,000, representing approximately 14% of its total outstanding capital stock at the time.

The Company paid a cash dividend in the amount of $0.25 per share (approximately $2,100,000 in the aggregate), $0.06 per share (approximately $500,000 in the aggregate), and $0.12 per share (approximately $1,000,000 in the aggregate), on March 15, 2010, June 15, 2010 and November 9, 2010, respectively, to stockholders of record as of March 8, 2010, May 3, 2010 and November 1, 2010, respectively, of the Company’s Class A, Class B and Class C common stock.

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

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 13, 2011, the Board of Directors, in light of the Company’s cash position, declared the payment of a cash dividend in the amount of $0.06 per share (approximately $500,000 in the aggregate) which, subject to confirmation by the Company’s management that there is sufficient surplus as of the proposed payment date. The amount was paid on July 5, 2011 to stockholders of record as of June 28, 2011 of the Company’s Class A common stock, Class B common stock and Class C common stock.

In addition, on February 22, 2011 the Board of Directors approved the buyback of up to 1,000,000 shares of either the Company’s Class A common stock or Class B common stock.  Any purchases will be made in compliance with applicable regulations. To date, no shares have been purchased since the buyback was approved.

Note 4—Trade Accounts Receivable

Trade accounts receivable consists of the following:

July 31 (in thousands)	2011	2010
Trade accounts receivable	$4,336	$4,439
Less allowance for sales returns	(249)	(165)
Less allowance for doubtful accounts	(704)	(778)
Trade accounts receivable, net	$3,383	$3,496

Note 5—Accrued Expenses

Accrued expenses consists of the following:

July 31 (in thousands)	2011	2010
Royalty	$337	$505
Payroll	403	435
Bonus	430	216
Other	631	383
Total	$1,801	$1,539

Note 6—Property and Equipment

Property and equipment consists of the following:

July 31 (in thousands)	2011	2010
Equipment	$6,446	$6,094
Vehicles	2,320	2,043
Leasehold improvements	292	279
Computer software	959	848
	10,017	9,264
Less accumulated depreciation and amortization	(7,996)	(7,251)
Property and equipment, net	$2,021	$2,013

During the year, the Company performed an assessment of the value of its assets and concluded that no impairment of property and equipment existed.

Property and equipment under capital leases were $1,400,000 and $1,100,000 at July 31, 2011 and 2010, respectively. The accumulated depreciation related to these assets under capital leases was $840,000 and $600,000 at July 31, 2011 and 2010, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation and amortization expense of property and equipment was $753,000 and $859,000 in fiscal 2011 and 2010, respectively.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Licenses and Other Intangibles

The table below presents information on the Company’s licenses and other intangible assets:

(in thousands)	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2011:

Amortized intangible assets:
Customer lists	5 years	$25	$(25)	$—
Licenses and other intangible assets	2.5 years	46	(10)	36
Total licenses and other intangibles		$71	$(35)	$36

As of July 31, 2010:

Amortized intangible assets:
Customer lists	5 years	$25	$(21)	$4
Licenses and other intangible assets	2.5 years	1,138	(1,125)	13
Total licenses and other intangibles		$1,163	$(1,146)	$17

Amortization expense of licenses and other intangible assets was $26,000 and $36,000 in fiscal 2011 and 2010, respectively.

Note 8—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

Fiscal Year Ended July 31 (in thousands)	2011	2010
Deferred tax assets:
Bad debt reserve	$42	$64
Accrued expenses	86	93
Exercise of stock options and lapsing of restrictions on restricted stock	(165)	(275)
Impairment	12,609	12,609
Net operating loss	2,401	4,243
Total deferred tax assets	14,973	16,734
Valuation allowance	(12,711)	(16,734)
NET DEFERRED TAX ASSETS	2,262	$—

The provision for income taxes consists of the following:

Fiscal Year ended July 31 (in thousands)	2011	2010
Current:
Federal	$35	$—
State and local	(260)	56
Foreign	30	35
	$(195)	$91
Deferred:
Federal	$(1,815)	$-
State and local	(435)	-
	$(2,250)	$-
Provision for (benefit from) income taxes	$(2,445)	$91

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Fiscal Year ended July 31 (in thousands)	2011	2010
U.S. federal income tax at statutory rate	$587	$(495)
Change in valuation allowance	(2,842)	495
Foreign tax rate differential	35	35
State and local income tax, net of federal benefit	(260)	56
Other	35	—
PROVISION FOR INCOME TAXES	$(2,445)	$91

At July 31, 2011, the Company had federal and state net operating loss carry-forwards of approximately $8,800,000. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carry-forwards will start to expire in fiscal 2026. The Company has no foreign net operating losses. The utilization of the net operating loss carry-forwards may be subject to certain limitations as a result of the Spin-Off. The Company determined that it was more likely than not that a portion of its deferred income tax assets will be realized based on its income from continuing operations in the United States in fiscal 2011 and fiscal 2010 combined with projections of taxable income for the foreseeable future. Therefore, the Company reversed $2,250,000 of its valuation allowance in fiscal 2011.

The Company has not recorded U.S. income tax expense for foreign earnings as such earnings are permanently reinvested outside the U.S. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $1,400,000 at July 31, 2011. Upon distribution of these foreign earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes, however, it is not practicable to determine the amount, if any, which would be paid.

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2011	2010
Balance at the beginning of the year (excludes interest)	$625	$579
Additions based on tax positions related to the current year	--	—
Additions for tax positions of prior years	45	46
Reductions for tax positions of prior years	-	—
Settlements	-	—
Lapses of statutes of limitations	(330)	—
Balance at the end of the year	$340	$625

The Company classifies interest and penalties on income taxes as a component of income tax expense. As of August 1, 2007, accrued interest expense relating to the unrecognized tax benefits was $15,000. In fiscal 2011 and fiscal 2010, the Company recorded additional interest expense of $45,000and $46,000, respectively.  As of July 31, 2011 and 2010, accrued interest expense included in current income taxes payable was $109,000 and $110,000, respectively.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2009 and 2010, state and local tax returns generally for fiscal 2008 to fiscal 2010 and foreign tax returns generally for fiscal 2008 to fiscal 2010. The IRS audited IDT Corporation’s federal tax returns (of which the Company was a part of the consolidated group), for fiscal years 2005, 2006 and 2007. No changes to the Company resulted from this audit.

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

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Compensation cost is generally recognized using the accelerated method over the vesting period. The compensation cost included in selling, general and administrative expense for the Company’s share-based compensation was $275,000 and $357,000 for fiscal 2011 and 2010, respectively. During the fiscal year ended July 31, 2011, the Company began recognizing the compensation on a straight-line basis in accordance with ASU 718-10-35-8.  No income tax benefits were recognized in the consolidated statements of operations for share-based compensation during fiscal 2011 or fiscal 2010. The Company does not currently recognize the tax benefits resulting from tax deductions in excess of the compensation cost recognized from its share-based compensation because the Company does not currently expect to realize the tax benefit due to the uncertainty of future taxable income.

Stock Options
IDT Corporation option awards were granted with an exercise price equal to the market price of IDT Corporation’s stock at the date of grant. Option awards vest on a graded basis over three years of service and have ten-year contractual terms. No stock options were granted to employees of the businesses included in these consolidated financial statements in fiscal 2011 or fiscal 2010, however, options granted by IDT Corporation in fiscal 2007 vested in fiscal 2010 and fiscal 2011.

Restricted Stock
The fair value of non-vested shares of IDT Corporation’s Class B common stock and the Company's Class B common stock are determined based on the closing price of IDT Corporation’s Class B common stock on the grant date. Share awards vest on a graded basis over three years of service and have ten-year contractual terms.

As part of the Spin-Off, holders of restricted stock of IDT Corporation received, in respect of those restricted shares, one share of the Company’s Class A common stock for every three restricted shares of common stock of IDT Corporation that they owned as of the record date of the Spin-Off and one share of the Company’s Class B common stock for every three restricted shares of Class B common stock of IDT Corporation that they owned as of the record date of the Spin-Off. Those particular shares of the Company’s stock are restricted under the same terms as the IDT Corporation restricted shares in respect of which they were issued. The restricted shares of the Company’s stock received in the Spin-Off are subject to forfeiture on the same terms and restrictions as the corresponding IDT Corporation shares. Upon completion of the Spin-Off on September 14, 2009, there were 300,000 shares of Class A restricted stock with respect to which the restrictions and risk of forfeiture had not lapsed (non-vested) and 500,000 shares of Class B nonvested restricted stock.

On October 14, 2009, the Company’s Board of Directors granted its Chairman and founder, Howard S. Jonas, 1,800,000 restricted shares of the Company’s Class B common stock with a value of $1,250,000 on the date of grant in lieu of a cash base salary for the next five years. The restricted shares will vest in equal thirds on each of October 14, 2011, October 14, 2012 and October 14, 2013. Unvested shares would be forfeited if the Company’s terminates Mr. Jonas’ employment other than under circumstances where the accelerated vesting applies. The shares are subject to adjustments or acceleration based on certain corporate transactions, changes in capitalization, or termination, death or disability of Mr. Jonas. If Mr. Jonas is terminated by the Company for cause, a pro rata portion of the shares would vest. This arrangement did not impact Mr. Jonas’ cash compensation from the date of the Spin-Off through the pay period ending on the grant date. Total unrecognized compensation cost on the grant date was $1,250,000. The unrecognized compensation cost is expected to be recognized over the vesting period from October 14, 2009 through October 14, 2014. Unrecognized compensation cost as of July 31, 2011 and 2010 was $618,000 and $893,000, respectively.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested restricted shares as of July 31, 2011 and changes in fiscal 2011 is presented below:

(in thousands)	Number of Nonvested Shares
Nonvested shares at July 31, 2010	2,480
Granted	—
Vested	—
Forfeited	—
Nonvested shares at July 31, 2011	2,480

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

Note 10—Commitments and Contingencies

Legal Proceedings
None.

Lease Commitments
The future minimum payments for capital and operating leases as of July 31, 2011 are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2012	$971	$244
2013	701	164
2014	653	102
2015	611	72
2016	412	25
Thereafter	—	—
Total payments	$3,348	607
Less amount representing interest		(22)
Less current portion Principal		(231)
Capital lease obligations—long-term portion Principal		$354

Rental expense under operating leases was $1,100,000 in fiscal 2011 and $1,000,000 in fiscal 2010.

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Related Party Transactions

In fiscal 2011 and 2010, IDT Corporation, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items. In addition, in fiscal 2010, IDT Corporation controlled the flow of the Company’s treasury transactions. Expenses allocated to the Company amounted to $1,100,000 in fiscal 2010. In September 2009, IDT Corporation funded the Company with an additional $2,000,000 in cash in advance of the Spin-Off. Also in September 2009, the aggregate $25,300,000 balance of the amount in “Due to IDT Corporation” was converted into a capital contribution.  The Company’s liability to IDT Corporation fluctuated primarily due to operating expenses paid by IDT Corporation on behalf of the Company and the transfers of funds. The Company’s liability to IDT Corporation was as follows:

	Fiscal Years ended July 31,
	2011	2010
(in thousands)
Opening Balance	$38	$24,921
Payments and credits	(143)	—
Billings and Expenses paid by IDT Corporation on behalf of the Company	136	1,183
Transfer of funds to IDT Corporation, net	—	(773)
Conversion of amount due IDT at Spin-Off	—	(27,293)
Contribution from IDT	—	2,000
Ending Balance	31	38

CTM distributes brochures for ETR Brochures, Inc., a brochure distribution firm controlled by Howard S. Jonas. ETR Brochures, Inc. also distributes brochures for CTM. In fiscal 2011, CTM billed ETR Brochures, Inc. approximately $10,000 for distribution services and ETR Brochures, Inc. billed CTM approximately $99,000 for distribution services. In fiscal 2010, CTM billed ETR Brochures, Inc. approximately $13,000 for distribution services and ETR Brochures, Inc. billed CTM approximately $106,000 for distribution services. The balance owed to ETR Brochures, Inc. by CTM was approximately $8,000 and $12,000 as of July 31, 2011 and 2010. The balance owed by ETR Brochures, Inc. to CTM was approximately $1,000 as of July 31, 2011 and 2010, respectively. These transactions were approved in accordance with Related Person Transaction policy described in its 2010 Proxy Statement. The Company intends for the relationship between CTM and ETR Brochures, Inc. to continue in the future.

Note 12—Defined Contribution Plans

In September 2009, CTM Media Holdings, Inc. adopted a 401(k) Plan that was available to all its employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute a portion of their salary with no minimum deferred required, not to exceed the limits established by the Internal Revenue Code. The Plan provided for discretionary matching contributions as determined in the Company’s sole discretion, which vests over six years. All contributions made by participants vest immediately into the participant’s account.

In January 2011 CTM adopted a 401(k) matching plan, to be payable at the end of the calendar year 2011. The terms of this matching plan are for CTM to add $0.25 to employees’ 401(k) accounts for every dollar they contribute, based on a maximum employee deferral rate of 6% of calendar year total compensation, as reported on year end W-2’s.

Funds will be added to accounts of employees that are actively employed as of December 31 of a given calendar year. Although CTM is fully committed to this plan, the company’s match and the terms of the match are subject to cancellation and/or change, at any time, without notice.

In fiscal 2011 and fiscal 2010, the Company expensed $91,000 and $0, respectively.

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

CTM MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business segments based primarily on operating income (loss). There are no significant asymmetrical allocations to segments. Operating results for the business segments of the Company are as follows:

(in thousands)	CTM	IDW	Total
Fiscal Year ended July 31, 2011
Revenues	$18,448	$13,871	$32,319
Operating income	615	1,251	1,866
Depreciation and amortization	721	32	753
Total assets at July 31, 2011	$18,593	$2,407	$21,000
Fiscal Year ended July 31, 2010
Revenues	$18,562	$11,464	$30,026
Operating income(loss)	1,126	(388)	738
Depreciation and amortization	779	80	859
Total assets at July 31, 2010	$12,333	$6,068	$18,401

Revenues from customers located outside of the United States represented approximately 8.6% and 9.0% of total consolidated revenues from continuing operations in fiscal 2011 and fiscal 2010, respectively.  Revenues by country are determined based on the country where the customer is invoiced. Net long-lived assets and net total assets held outside of the United States, primarily in Canada, totaled approximately  300,000 and  $3,900,000, respectively, as of July 31, 2011 and $300,000 and $3,600,000, respectively, as of July 31, 2010.

Note 14—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters for fiscal 2011 and fiscal 2010:

Fiscal Quarter Ended (in thousands)	Revenues	Direct cost of revenues	Income(loss) from operations	Income(loss) from continuing operations	Net Income(loss)
2011:
October 31	$8,649	$3,761	$857	$797	$710
January 31	7,677	3,712	(32)	(28)	(144)
April 30	6,791	3,466	(490)	(124)	(164)
July 31	9,202	3,864	1,531	3,781	3,719
TOTAL	$32,319	$14,803	$1,866	$4,426	$4,121
2010:
October 31	$8,233	$3,749	$1,070	$807	$518
January 31	6,365	3,233	(681)	(603)	(719)
April 30	6,832	3,605	(656)	(779)	(1,059)
July 31	8,596	3,561	1,006	984	2,508
TOTAL	$30,026	$14,148	$739	$409	$1,248

Note 15—Subsequent events

On October 18, 2011 the Company announced its intent to suspend its registration under the Securities Exchange of 1934, as amended (the “Exchange Act”), thus suspending its filing of periodic reports with the Securities and Exchange Commission (the “SEC”).   The Company will continue to make information public by making filings publicly available through the OTC Disclosure & News Service pursuant to OTC Markets Group Guidelines for Providing Adequate Current Information.

On October 18, 2011 the Company’s Board of Directors also approved a one-for-twenty reverse split of the Registrant’s Class A common stock, Class B common stock and Class C common stock (the “Reverse Split”). Stockholders who otherwise would hold fractional shares because the number of shares of capital stock they held before the Reverse Split would not be evenly divisible based upon the one-for-twenty split ratio will be entitled to cash payments (without interest or deduction) in respect of such fractional shares. Holders of significant shares of the company have indicated their intentions to vote for the reverse stock split. The Company intends for the Reverse stock Split to be effective at the end of November 2011.

On October 12, 2011, the Company paid out cash dividends in the amount of $0.06 per share (approximately $500,000 in the aggregate) on October 6, 2011 to our Class A stockholders, Class B stockholders and Class C common stockholders of record as of September 26, 2011.