Form 10-K/A
period 2011-07-31
CTM MEDIA HOLDINGS, INC.
filed 2011-12-05
CIK 1463833

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

As of December 1, 2011, the registrant had outstanding 1,106,545 shares of Class A common stock, 6,126,267 shares of Class B common stock, and 1,090,775 shares of Class C common stock. Excluded from these numbers are 178,517 shares of Class A common stock and 797,183 shares of Class B common stock held in treasury by CTM Media Holdings, Inc.

Explanatory Note

CTM Media Holdings, Inc. (the “Company”) is filing this amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2011 (the “Original Filing”) to correct a typographical error in the Company’s financial statements as set forth below.

Item 15 of the Original Filing is amended and restated by this Amendment No. 1 to Annual Report on Form 10-K/A as a result of a typographical error in the Consolidated Statements of Operations. Specifically, the Consolidated Statements of Operations is amended to indicate that the weighted-average number of shares used in calculation of the dilutive earning per share is not zero The Notes to the Consolidated Financial Statements have been revised accordingly.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 15 of the Original Filing has been amended and restated in their entirety.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
2.1(1)	Separation and Distribution Agreement, dated September 14, 2009.

3.1(2)	Amendment No. 1 to the Second Restated Certificate of Incorporation of the Registrant.

3.2(3)	By-laws of the Registrant.

10.1(3)	2009 Stock Option and Incentive Plan of CTM Media Holdings, Inc.#

10.2(1)	Master Service Agreement, dated September 14, 2009.

10.3(1)	Tax Separation Agreement, dated September 14, 2009.

10.4(4)	Restricted Stock Agreement, dated October 14, 2009 between the Company and Howard Jonas. #

14.1(1)	Code of Business Ethics and Conduct, adopted on August 18, 2009.

21.1	Subsidiaries of the Registrant.

23.1*	Consent of Zwick & Banyai, PLLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

# Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 10-K filed October 29, 2009.

(2)	Incorporated by reference to the Company’s Form 10-K filed October 28, 2011.

(3)	Incorporated by reference to the Company’s Form 10-12G/A filed August 10, 2009.

(4)	Incorporated by reference to the Company’s Form 8-K filed October 20, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CTM MEDIA HOLDINGS, INC.

By:	/s/ Marc E. Knoller
Marc E. Knoller
Chief Executive Officer

Date:  December 5, 2011

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

CTM MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year ended July, 31
(in thousands, except per share data)	2011	2010

Revenues	$32,319	$30,026
Costs and expenses:
Direct cost of revenues	14,803	14,148
Selling, general and administrative (i)	14,813	14,218
Depreciation and amortization	753	859
Bad debt	84	63
Total costs and expenses	30,453	29,288
Income from operations	1,866	738
Interest income (expense), net	57	(75)
Other income (expense), net	58	(163)
Income from continuing operations before income taxes	1,981	500
Benefit from (Provision for) income taxes	2,445	(91)
Income from continuing operations	4,426	409
Discontinued operations net of tax: (Note 2)
Loss from discontinued operations	—	(623)
Gain from sale of discontinued operations	—	1,599
Total income from discontinued operations	—	976
Net Income	4,426	1,385

Less - net income attributable to non-controlling interests	(305)	(137)
Net income attributable to CTM Media Holdings, Inc.	4,121	1,248

Amounts Attributable to CTM Media Holdings common stockholders:
Income from continuing operations	4,121	272
Income from discontinued operations	—	976
Net income attributable to CTM Media Holdings, Inc.	$4,121	$1,248

Earnings per share attributable to CTM Media Holdings, Inc. common stockholders:
Basic:
Income from continuing operations	$0.49	$0.04
Income from discontinued operations	$—	$0.16
Net Income	$0.49	$0.20
Weighted-average number of shares used in calculation of basic earnings per share:	8,323	6,188

Diluted:
Income from continuing operations	$0.49	$0.03
Income from discontinued operations	$—	$0.13
Net Income	$0.49	$0.16
Weighted-average number of shares used in calculation of dilutive earnings per share:	8,323	7,839

(i) Stock-based compensation included in selling, general and administrative expenses	275	357

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

Non-controlling Interest
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

Earnings per Share
Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. The number of shares outstanding have been increased to include unvested restricted Class B stock issued to our Chairman of the Board and Founder, Howard Jonas and others. Diluted earnings per share is computed in the same manner as basic earnings per share except that the number of shares is increased to include any potentially dilutive shares. During the year, there have been no shares that were potentially dilutive. As a result basic earnings per share and diluted earnings per share remained the same.

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