Form 10-Q
period 2021-04-30
IDW MEDIA HOLDINGS, INC.
filed 2021-06-14
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

IDW MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4831346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

973-438-3385

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b)-2 of the Exchange Act:

Title of each Class	Trading Symbol	Name of exchange of which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

As of June 14, 2021 the registrant had the following shares outstanding:

Class B common stock, $0.01 par value:	9,505,080 shares (excluding 519,360 treasury shares)
Class C common stock, $0.01 par value:	545,360 shares

IDW MEDIA HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDW MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	April 30, 2021 (unaudited)	October 31, 2020 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,607	$10,541
Trade accounts receivable, net	22,063	22,921
Inventory	3,667	3,754
Prepaid expenses	2,178	1,361
Current assets held for sale from discontinued operations	-	11,171
Total current assets	35,515	49,748
Property and equipment, net	364	410
Right-of-use assets, net	539	771
Non-current assets
Investments	-	25
Intangible assets, net	30	52
Goodwill	199	199
Television costs, net	1,270	2,926
Other assets	325	527
Total assets	$38,242	$54,658
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,163	$1,406
Accrued expenses	5,424	3,953
Deferred revenue	2,125	2,385
Bank loans payable – current portion	11,664	14,204
Government loans- current portion	1,320	793
Operating lease obligations – current portion	603	562
Other current liabilities	80	69
Current liabilities held for sale from discontinued operations	-	8,540
Total current liabilities	22,379	31,912
Non-current liabilities
Operating lease obligations – long term portion	59	368
Government loans – long term portion	1,071	403
Related party loans payable – long term portion	-	3,750
Total non-current liabilities	1,130	4,521
Total liabilities	$23,509	$36,433
Stockholders’ equity (see note 3):
Preferred stock, $.01 par value; authorized shares – 500; no shares issued at April 30, 2021 and October 31, 2020	-	-
Class B common stock, $0.01 par value; authorized shares – 12,000; 10,024 and 9,987 shares issued and 9,505 and 9,467 shares outstanding at April 30, 2021 and October 31, 2020, respectively	94	93
Class C common stock, $0.01 par value; authorized shares – 2,500; 545 shares issued and outstanding at April 30, 2021 and October 31, 2020	5	5
Additional paid-in capital	94,267	111,379
Accumulated other comprehensive loss	-	(60)
Accumulated deficit	(78,437)	(91,996)
Treasury stock, at cost, consisting of 519 shares of Class B common stock at April 30, 2021 and October 31, 2020	(1,196)	(1,196)
Total stockholders’ equity	14,733	18,225
Total liabilities and stockholders’ equity	$38,242	$54,658

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues	$10,140	$9,268	$18,552	$19,605

Costs and expenses:
Direct cost of revenues	4,726	3,295	13,959	14,912
Selling, general and administrative	4,910	4,583	9,149	9,019
Depreciation and amortization	60	61	120	128
Bad debt expense	11	-	11	-
Total costs and expenses	9,707	7,939	23,239	24,059
Income (loss) from operations	433	1,329	(4,687)	(4,454)

Interest income (expense), net	156	(10)	142	(20)
Other expense, net	(12)	(35)	(13)	(61)
Income (loss) before income taxes	577	1,284	(4,558)	(4,535)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	577	1,284	(4,558)	(4,535)

Loss from discontinued operations, net	(159)	(1,638)	(1,280)	(2,692)
Gain on sale of discontinued operations	2,123	-	2,123	-
Net income (loss)	$2,541	$(354)	$(3,715)	$(7,227)

Basic and diluted income (loss) per share (note 2):
Continuing operations	$0.27	$0.15	$(0.24)	$(0.56)
Discontinued operations	(0.02)	(0.19)	(0.13)	(0.33)
Net income (loss)	$0.25	$(0.04)	$(0.37)	$(0.89)

Weighted-average number of shares used in the calculation of basic and diluted income (loss) per share:	9,972	8,845	9,962	8,143

See accompanying notes to condensed consolidated financial statements

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$2,541	$(354)	$(3,715)	$(7,227)
Foreign currency translation adjustments	72	4	60	(45)
Total comprehensive income (loss)	$2,613	$(350)	$(3,655)	$(7,272)

See accompanying notes to condensed consolidated financial statements

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended April 30, 2021 and 2020

(Unaudited)

	Class B Common Stock		Class C Common Stock				Accumulated		Non-	Treasury Stock, at Cost
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Stock Subscriptions Receivable	Additional Paid In Capital	Other Comprehensive Loss	Retained Deficit	Controlling Interest (“NCI”)	Number of Shares	Amount	Total Shareholders’ Equity
Balance October 31, 2020	9,987	93	545	5	-	111,379	(60)	(91,996)	-	519	(1,196)	18,225
Stock based compensation						82						82
Issuance of common stock	37	1				24						25
Issuance of stock options						77						77
Comprehensive loss
Sale of discontinued operations						(17,295)	21	17,274				-
Net Loss								(3,715)				(3,715)
Other comprehensive income							39					39
Total comprehensive loss							60	(3,715)	-			(3,655)
Balance April 30, 2021	10,024	94	545	5	-	94,267	-	(78,437)	-	519	(1,196)	14,733

Balance October 31, 2019	7,419	74	545	5	(1,000)	96,671	(60)	(78,457)	35	519	(1,196)	16,072
Stock based compensation						520						520
Issuance of common stock	2,151	15				12,242						12,257
Subscriptions receivable					1,000	11						1,011
Issuance of stock options						333						333
NCI divestment in subsidiary								259	(35)			224
Comprehensive loss
Net Loss								(7,227)				(7,227)
Other comprehensive income							(45)					(45)
Total comprehensive loss	-	-	-	-	-	-	(45)	(7,227)	-	-	-	(7,272)
Balance April 30, 2020	9,570	89	545	5	-	109,777	(105)	(85,425)	-	519	(1,196)	23,145

See accompanying notes to condensed consolidated financial statements

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended April 30,
(in thousands)	2021	2020
Operating activities:
Net loss	$(3,715)	$(7,227)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	307	527
Amortization of finance leases	108	165
Bad debt expense	(97)	482
Stock based compensation	82	520
Stock options	77	333
Amortization of right-of-use asset	513	995
Gain on sale of discontinued operations	(2,123)	-
Loss on deconsolidation of subsidiary	-	35
Changes in assets and liabilities:
Trade accounts receivable	847	8,591
Inventory	88	(820)
Prepaid expenses and other assets	(589)	115
Television costs	1,656	6,872
Right-of-use assets	(269)	(814)
Trade accounts payable, accrued expenses and other current liabilities	1,239	(2,702)
Deferred revenue	(260)	1,254
Gain on extinguishment of PPP loan	(68)	-
Gain on disposal of ROU assets	(97)	-
Deconsolidation of subsidiary	-	339
Net cash (used in) provided by operating activities	(2,301)	8,665
Investing activities:
Disposition of subsidiary, net of cash received	-	(115)
Disposal of discontinued operations	(902)	-
Capital expenditures	(72)	(299)
Net cash used in investing activities	(974)	(414)
Financing activities:
Proceeds from issuance of common stock	25	13,268
Repayments of finance lease obligations	-	(207)
Proceeds of bank loans	-	2,217
Proceeds from government loans	1,196	-
Repayments of related party loans	-	(4,050)
Repayments of bank loans	(2,540)	(13,732)
Net cash used in financing activities	(1,319)	(2,504)
Effect of exchange rate changes on cash and cash equivalents	39	(45)
Net (decrease) increase in cash and cash equivalents	(4,555)	5,702
Cash and cash equivalents at beginning of period	12,162	10,165
Cash and cash equivalents at end of period	$7,607	$15,867

Supplemental schedule of investing and financing activities
Cash paid for interest	$-	$18
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of IDW Media Holdings, Inc. (the “Company”) have been prepared by Company management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2021. The balance sheet at October 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement.

Description of Business and Segment Information

IDW Media Holdings, Inc. together with its subsidiaries is a diversified media company with operations in publishing, television entertainment and media distribution.

The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which various businesses are conducted. The term IDWMH is used to refer to the parent company.

The following are our principal businesses and segments:

Publishing (“IDWP”), a publishing company that creates comic books, graphic novels, digital content and games through its imprints IDW, IDW Games, Top Shelf Productions, Artist’s Editions, The Library of American Comics, Yoe! Books, Sunday Press, and EuroComics; and Clover Press, a boutique publishing company that focuses on the book trade and direct market. Effective April 1, 2020, our interest in Clover Press decreased to 19.9% and IDWMH no longer consolidates the operations of Clover Press, but rather values the investment at cost; and

IDW Entertainment (“IDWE”), is a production company and studio that develops and produces content and formats for global platforms and services.

Prior to February 15, 2021, we also owned CTM Media Group (“CTM”), a Company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. On July 14, 2020, the Company and Howard Jonas, our Chairman of the Board of Directors, executed a share purchase agreement pursuant to which we agreed to sell all of the stock of CTM to Mr. Jonas or his assignee (the “CTM Sale”) for (i) the cancelation of $3.75 million of indebtedness owed to Mr. Jonas by us, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the closing of the CTM Sale, and (iii) a contingent payment if CTM is sold within 36 months for more than $4.5 million. As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the financial statements as discontinued operations (See Note 12- Discontinued Operations). The sale was consummated on February 15, 2021 (the “CTM Sale Date”).

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (continued)

Variable Interest Entities

The Company, through its subsidiary IDWE has arrangements with seven special-purpose entities (“SPEs”), some formed for the sole purpose of providing production services in Canada for the production of a television pilot and television series, others for production and writing purposes. The SPEs are independently owned companies that are effectively controlled by IDWE, that are parties to the related bank production financing arrangements. The Company has determined that SPEs are variable interest entities and that the Company is the primary beneficiary of the SPEs activities and obligor on the SPEs’ debt. All financial activity of the SPEs have been included IDWE’s financial statements, which are part of these condensed consolidated financial statements. IDWE does not need to provide any support to the VIE’s and therefore no foreseen potential losses associated. They have finished all of the productions and these shows have been delivered. The outstanding loans will be paid off by the tax credits in the receivable balances. The carrying amounts and classification of the VIEs’ assets and liabilities are presented below:

(in thousands)	April 30, 2021	October 31, 2020
Cash and cash equivalents	$714	$732
Accounts receivable	16,297	12,420
Bank loans	11,664	14,204
Total	$28,675	$27,356

Revenue Recognition

IDWP’s primary revenue is recognized, net of an allowance for estimated sales returns, at the time of shipment of its graphic novels and comic books by IDWP’s distributor to its customers. IDWE’s revenue is recognized when evidence of a sale or licensing arrangement exists, the product is complete, has been delivered or is available for immediate and unconditional delivery, the license period has begun, the fee is fixed or determinable, and collection is reasonably assured. IDWE’s production activities included those provided by Canadian SPEs, and some of those productions qualify for tax credits in Canada. These credits are recorded as reductions in production cost when the SPE becomes entitled to the Canadian tax credits. The Canada Revenue Agency (“CRA”) has completed the audit on these productions and the related tax refunds are no longer estimates.

Revenue Recognition When Right of Return Exists

Sales returns allowances represent a reserve for IDWP products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. Licensing revenues are recognized upon execution of the agreement for such rights, and other creative revenues are recognized upon completion of services rendered on a contractual basis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (continued)

Concentration Risks

IDWP has two significant customers Diamond Comic Distributors, Inc. (“Diamond”) and Penguin Random House (“PRH”), that pose a concentration risk.

Revenues from Diamond, IDWP’s direct market distributor, represented 25.7% and 13.9% of the total consolidated revenues for the three months ended April 30, 2021 and 2020, respectively, and 26.5% and 16.8% of the total consolidated revenues for the six months ended April 30, 2021 and 2020, respectively. The receivable balances from this customer represented approximately 4.2% and 4.7% of consolidated trade accounts receivable at April 30, 2021 and October 31, 2020, respectively.

Revenues from PRH amounted to 23.2% and 26.3% of consolidated revenue in the three months ended April 30, 2021 and 2020, respectively, and 25.5% and 26.7% of the total consolidated revenues for the six months ended April 30, 2021 and 2020, respectively. The receivable balances represented 5.7% and 10.5% of consolidated receivables at April 30, 2021 and October 31, 2020, respectively.

IDWE has two significant customers Netflix and NBC Universal/SyFy that pose a concentration risk.

Revenue from Netflix, a leading streaming video subscription service, represented 0% and 43.2% of consolidated revenue in the three months ended April 30, 2021 and 2020, respectively, and 0% and 41% of the total consolidated revenues for the six months ended April 30, 2021 and 2020, respectively. The receivable balances from this customer represented 0% and 15.3% of consolidated trade receivables at April 30, 2021 and October 31, 2020, respectively.

NBC Universal/SyFy, a major television network, which accounted for 4.9% and 0% of consolidated revenue in the three months ended April 30, 2021 and 2020, respectively, and 16% and 0% of the total consolidated revenues for the six months ended April 30, 2021 and 2020, respectively. The receivable balances from this customer represented 0% of consolidated trade receivables at both April 30, 2021 and October 31, 2020.

Deferred Revenue

The Company records deferred revenue upon invoicing for contracted commitments for products and services. Revenue is recognized on the date such product or service is provided or delivered in accordance with the contract.

Discontinued Operations

CTM has met the criteria for discontinued operations and has been presented as such in the financial statements. In accordance with ASU 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” a disposal is categorized as a discontinued operation if the disposal group is a component of an entity or group of components that meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

During the period in which the discontinued operation was classified as held for sale the net loss was reclassified as a separate line item in the Statement of Operations. Additionally, the gain from the sale was presented as a separate line item on the Statement of Operations. Assets and liabilities are also separately reclassified in the balance sheet for all periods presented, prior to the sale. CTM’s assets are no longer reflected on the financial statements for the periods following the CTM Sale Date. Cash flows from a discontinued operation and the continuing business are presented together without separate identification within cash flows from operating, investing and financing activities. Cash flows of CTM’s depreciation, amortization, capital expenditures and significant noncash operating and investing activities for the discontinued operation are presented separately.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements Adopted Subsequent to 2020 Fiscal Year End

In March 2019, the FASB issued ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. It also requires an entity to test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The Company adopted this ASU on November 1, 2020 and is applying its provisions prospectively. In connection with this adoption the Company has evaluated this guidance and determined that there are $2,064,509 worth of impairments from substantively abandoned television costs which materially impacted the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new guidance becomes effective for fiscal years beginning after December 15, 2022, though early adoption is permitted. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on November 1, 2023. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2022, though early adoption is permitted. The company will adopt this guideline prospectively for fiscal year November 1, 2023. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.

Note 2—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company excluded 46,999 shares of unvested restricted stock and 302,737 stock options from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Equity

Non-cash compensation included in selling, general and administrative expenses was $95,422 and $207,251 in the three months ended April 30, 2021 and 2020, respectively. Non-cash compensation included in selling, general and administrative expenses was $160,009 and $853,127 in the six months ended April 30, 2021 and 2020, respectively.

Detailed below are shares of Class B Common Stock to Howard S. Jonas, the Company’s Chairman of the Board of Directors and former Chief Executive Officer, for payment of interest on loans:

Date	Number of Shares
December 31, 2020	6,710
September 30, 2020	9,710
June 30, 2020	10,335
March 31, 2020	14,816
January 9, 2020	36,586
Total shares	78,157

On July 13, 2020, the Company issued 314,070 shares of Class B Common Stock to Howard S. Jonas, the Company’s Chairman of the Board of Directors and former Chief Executive Officer, pursuant to a Loan Modification Agreement in which Mr. Jonas and the Company agreed to convert $1.25 million of indebtedness owed by the Company to Mr. Jonas to such 314,070 shares.

On July 16, 2020, the Company settled its intercompany payable to CTM totaling $6,982,305 and subsequently received a distribution of $6,800,000 from CTM. This transaction was booked into additional paid in capital with CTM and IDWMH to have a nil impact and did not trigger any tax impacts.

On March 9, 2020, the Company closed a private placement of shares of Class B Common Stock at $6.00 per share, pursuant to which the Company issued 2,051,002 shares of Class B Common Stock for gross proceeds of approximately $12,300,000 inclusive of $4.0 million debt-to-equity conversion by the Company’s Chairman of the Board of Directors and former Chief Executive Officer, Howard S. Jonas. The shares issued were subject to a contractual restriction on transfer for six months following the closing of the placement and are subject to other restrictions under applicable law. The proceeds from the issuance of Class B Common Stock have been netted with $415,000 of costs related to the private placement.

On April 24, 2019, the Company closed the initial round of a private placement of shares of Class B Common Stock to certain existing stockholders at $18.00 per share. In connection with this initial round, on April 24, 2019, the Company issued 767,630 shares of Class B Common Stock for gross proceeds of $13,817,337.

On May 7, 2019, the Company closed the follow-on round of the placement and issued 345,792 shares of Class B Common Stock for gross proceeds of $5,186,885. The follow-on round involved participants in the initial round of the placement who elected to participate in the purchase of unsubscribed shares of Class B Common Stock at $15.00 per share. In the offering, the Company issued a total of 1,113,422 shares of Class B Common Stock and received total gross proceeds of $19,004,229. The shares issued in the offering were subject to a contractual restriction on transfer for six months following the closing of the offering as well as other restrictions under applicable law.

In connection with a private placement offering, on June 15, 2019, the Company issued 269,478 shares of Class B Common Stock at a price of $17.07 per share for aggregate proceeds of approximately $4,600,000.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Equity (continued)

On March 14, 2019, the Company’s Board of Directors adopted the 2019 Incentive Plan to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries. The Company reserved 300,000 shares of Class B Common Stock for the grant of awards under the 2019 Incentive Plan, subject to adjustment. Incentives available under the 2019 Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units. On July 13, 2020, the Board of Directors of the Company increased by 150,000, to 450,000, the number of shares of Class B Common Stock reserved for the grant of awards under the 2019 Incentive Plan, subject to adjustment. On March 11, 2021, the Board of Directors of the Company increased by 250,000, to 700,000, the number of shares of Class B Common Stock reserved for the grant of awards under the 2019 Incentive Plan, subject to adjustment. As of April 30, 2021, 285,483 shares remained available to be awarded under the 2019 Incentive Plan.

Note 4—Loans

Related party loans

On August 21, 2018, the Company entered into a loan agreement with the Company’s Chairman of the Board of Directors (who, at the time was also the Company’s Chief Executive Officer and majority stockholder) (the “Chairman”) for $5,000,000. Interest accrued at prime rate plus 1% and the loan was due to mature on August 20, 2022. Payment of principal and interest were payable from 70% of the Free Cash Flow, as defined in the loan agreement, of the Company’s CTM Media Group Inc. subsidiary. All outstanding shares of CTM Media Group Inc. stock were pledged as security under the agreement. On December 1, 2019, the Company amended the agreement providing that up to 60% of the interest due may, at the option of the Company, be paid in shares of Class B common stock (and the remaining amount in cash) with such shares valued based on the average closing prices for the Class B common stock on the ten trading days immediately prior to the applicable interest due date. As at April 30, 2021 the cumulative shares issued in connection with the loan interest was 63,255. The interest is was to be paid quarterly on the loan. In conjunction with the loan, the Company issued the lender a warrant to purchase up to 89,243 shares of the Company’s Class B Common Stock at a price per share of $42.02. The warrant expires August 21, 2023. On July 13, 2020 $1,250,000 was converted into 314,070 shares of Class B Common Stock (Note 3- Equity). On February 15, 2021 the Company closed the previously announced CTM Sale and since the cancelation of the indebtedness was the purchase price the Company wrote down the loan of $3,750,000, the outstanding balance as at April 30, 2021 was nil.

Bank Loans

On November 21, 2018, a Variable Interest Entity (the “VIE”) (see Note 1) controlled by IDWE entered into a loan agreement with a bank that provides for a production financing commitment in the aggregate amount up to CAD 27,700,000. The loan is secured by the VIE’s assets, rights in the related television production’s episodes and distribution agreements for the production and is repayable from the assignment of proceeds of the related license agreements and tax credits, including interest based on the prime rate. IDWE is the guarantor on the loan. The loan matures on May 31, 2021. At April 30, 2021, $5,206,000 was outstanding under the commitment.

On June 21, 2018, a VIE controlled by IDWE entered into a loan agreement with a bank that provides for a production financing commitment in the aggregate amount up to CAD 23,521,000. The loan is secured by the VIE’s assets, rights in the related television production’s episodes and distribution agreements for the production and is repayable from the assignment of proceeds of the related license agreements, including interest based on the prime rate. IDWE is the guarantor on the loan. This loan was refinanced on January 4, 2021 with Royal Bank of Canada for a credit facility of CAD 7,868,000 for the purpose of interim financing certain receivables. The loan matures on May 31, 2021.At April 30, 2021 $6,458,000 was outstanding under the commitment.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Loans (continued)

Government loans

On April 2, 2021, IDW Media Holdings, Inc. (the “Company”) received loan proceeds of $1,195,680 (the “PPP Loan”) from Bank of America, N.A. pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, as amended. The PPP Loan, which was in the form of a Note dated April 1, 2021 issued by the Company, matures on April 1, 2026 and bears interest at a rate of 1% per annum, payable monthly commencing on November 2, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to use the entire PPP Loan amount for qualifying expenses.

On April 27, 2020, the Company (inclusive of IDWP and IDWE) received loan proceeds of $1,195,679 (the “IDWMH PPP Loan”) from Bank of America, N.A. pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The IDWMH PPP Loan, which was in the form of a Note dated April 15, 2020 issued by the Company, matures on April 15, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 24, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties, and under the terms of the loan, payments can be deferred for six months. Funds from the IDWMH PPP Loan may be used primarily for payroll costs and costs used to continue group health care benefits, and, up to a limited extent, on mortgage payments, rent, utilities, interest and other expenses as described in the CARES Act. Under the terms of the PPP, certain amounts of the IDWMH PPP Loans may be forgiven if they are used for those qualifying expenses. The Company used the entire IDWMH PPP Loan amount for those qualifying expenses.

On December 24, 2020, the Company applied for forgiveness on the IDWMH PPP loan. Forgiveness was applied for under SBA form 3508, using the 24-week Alternative Payroll Covered Period. As 100% of the loan was used during this period for payroll and related payroll expenses, the Company anticipates that the IDWMH PPP loan will be forgiven in its entirety.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Business Segment Information

The Company has the following three reportable business segments: Publishing, IDWE and CTM (discontinued operations).

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief decision making officers.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on operating income. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands) (unaudited)	Publishing(a)	IDWE(b)	CTM	IDW Media Holdings	Total
			(discontinued operations)	(unallocated overhead)
Three months ended April 30, 2021
Revenues	$5,988	$4,152	$-	$-	$10,140
(Loss) income from operations	(510)	1,216	-	(273)	433
Loss from discontinued operations, net	-	-	(159)	-	(159)
Net (loss) income	(508)	1,382	(159)	1,826 (c)	2,541
Total assets at April 30, 2021	12,886	21,194	-	4,162	38,242
Three months ended April 30, 2020
Revenues	$4,681	$4,587	$-	$-	$9,268
(Loss) income from operations	(646)	2,161	-	(186)	1,329
Loss from discontinued operations, net	-	-	(1,638)	-	(1,638)
Net (loss) income	(647)	2,161	(1,638)	(230)	(354)
Total assets at April 30, 2020	12,540	36,178	12,463	11,712	72,893

(in thousands) (unaudited)	Publishing(a)	IDWE(b)	CTM	IDW Media Holdings	Total
			(discontinued operations)	(unallocated overhead)
Six months ended April 30, 2021
Revenues	$11,636	$6,916	$-	$-	$18,552
Loss from operations	(883)	(3,336)	-	(468)	(4,687)
Loss from discontinued operations, net	-	-	(1,280)	-	(1,280)
Net(loss) income	(883)	(3,171)	(1,280)	1,619 (c)	(3,715)
Total assets at April 30, 2021	12,886	21,194	-	4,162	38,242
Six months ended April 30, 2020
Revenues	$10,981	$8,624	$-	$-	$19,605
Loss from operations	(554)	(3,390)	-	(510)	(4,454)
Loss from discontinued operations, net	-	-	(2,692)	-	(2,692)
Net loss	(555)	(3,390)	(2,692)	(590)	(7,227)
Total assets at April 30, 2020	12,540	36,178	12,463	11,712	72,893

(a)	IDWP includes Clover Press through March 31, 2020. As of April 1, 2020, Clover Press was valued at the cost method and was no longer consolidated.

(b)	Included in IDWE is Thought Bubble LLC and Word Balloon LLC in which consist of only television costs.

(c)	IDW Media Holdings segment reported net income in the three and six months ended April 30, 2021 due to the sale of CTM.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Trade Accounts Receivable and Deferred Revenue

Trade accounts receivable consists of the following:

(in thousands)	April 30, 2021	October 31, 2020
Trade accounts receivable	$22,207	$23,246
Less allowance for sales returns	(144)	(296)
Less allowance for doubtful accounts	-	(29)
Trade accounts receivable, net	$22,063	$22,921

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence.

Changes in deferred revenue consist of the following:

(in thousands)
Beginning balance, October 31, 2020	$2,385
Deferral of revenue	170
Recognition of deferred revenue	(420)
Return of previously collected funds	(10)
Ending balance, April 30, 2021	$2,125

The Company expects to recognize approximately 100% of this revenue over the next 12 months.

Note 7—Television costs and amortization

(in thousands)	April 30, 2021	October 31, 2020
In-production	$-	$435
In-development	1,270	2,491
Total	$1,270	$2,926

	Three Months Ended		Six Months Ended
(in thousands)	2021	2020	2021	2020
Television cost amortization	$1,385	$773	$5,341	$8,862
Television cost impairments	-	-	2,065	-
Total	$1,385	$773	$7,406	$8,862

Amortization expense for television costs are expected to be $1,204,000 over the next twelve months.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	April 30, 2021	October 31, 2020
Royalties	$956	$1,268
Payroll, accrued vacation & payroll taxes	449	511
Bonus	145	333
Production costs and participation	3,504	1,495
Other	370	346
Total	$5,424	$3,953

Note 9—Property and Equipment

Property and equipment consist of the following:

(in thousands)	April 30, 2021	October 31, 2020
Equipment	$469	$424
Furniture & Fixtures	107	105
Leasehold improvements	826	826
Computer software	24	20
	1,426	1,375
Less accumulated depreciation and amortization	(1,062)	(965)
Property and equipment, net	$364	$410

Depreciation expense of all property and equipment was $49,290, and $60,831 for the three months ended April 30, 2021 and 2020, respectively, and $119,746 and $128,915 for the six months ended April 30, 2021 and 2020, respectively.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Commitments

Lease Commitments

The Company has various lease agreements with terms up to 10 years, including leases of office space, warehouses, and various equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which was determined using the Company’s interest rate on its line of credit.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.17 years, with a weighted-average discount rate of 4.59%.

The Company recognized lease expense for its operating leases of $124,960 and $249,920 for the three and six months ended April 30, 2021, respectively and $180,885 and $355,767 for the three and six months ended April 30, 2020, respectively. The cash paid under operating leases was $142,516 and $286,926 for the three and six months ended April 30, 2021, respectively and $168,968 and $367,109 for the three and six months ended April 30, 2020, respectively.

At April 30, 2021, the Company had a right-of-use-asset related to operating leases of $1,037,434, accumulated amortization related to operating leases of $497,580, both of which are included as a component of right-of-use assets. At October 31, 2020, the Company had a right-of-use-asset related to operating leases of $1,037,434 and accumulated amortization related to operating leases of $266,488.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of April 30, 2021.

Maturity of Lease Liability (in thousands)	Total
Fiscal years ending October 31:
2021	$307
2022	354
2023	13
2024	7
Thereafter	-
Total undiscounted operating lease payments	$681
Less: imputed interest	(19)
Present value of operating lease liabilities	$662

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Deconsolidation of Subsidiary

a.	Effective April 1, 2020, the Company’s interest in Clover Press decreased to 19.9% and IDWMH no longer consolidates the operations of Clover Press. Accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of Clover Press.

b.	Analysis of assets and liabilities over which the Company lost control

(in thousands)	March 31, 2020
Current assets
Cash and cash equivalents	$215
Trade accounts receivable	1
Inventory	62
Other current assets	9
Noncurrent assets
Intangible assets, net	10
Right-of-use assets	226
Other noncurrent assets	64
Current liabilities
Trade accounts payable	(38)
Operating lease obligation- current	(64)
Related party notes payable	(50)
Non-current liabilities
Operating lease obligations -long term	(169)
Net assets deconsolidated	$266

c.	Loss on deconsolidation of subsidiary

(in thousands)
Fair value of interest retained	$25
Consideration received	100
Carrying amount of interest retained:
Net assets deconsolidated	(266)
Noncontrolling interests	106
Loss on deconsolidation of subsidiary	$(35)

Loss on deconsolidation of subsidiary was included in other expenses. The technique used to measure fair value was calculating the net present value of future EBITDA projected over five years. The transaction was not with a related party. The continuing involvement consists of 19.9% ownership and an officer of IDWMH has one of three seats on the board.

d.	Net cash outflow arising from deconsolidation of the subsidiary

(in thousands)
The balance of cash and cash equivalents deconsolidated	$(115)

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Discontinued Operations

As a result of the economic downturn related to the outbreak of the COVID-19 virus, and the impact it had on small businesses in the tourist markets, the Company decided to make a strategic shift to dispose of CTM and to focus on its entertainment and publishing businesses.

On July 14, 2020, the Company and Howard S. Jonas, the Company’s Chairman of the Board of Directors and former Chief Executive Officer, executed a share purchase agreement pursuant to which the Company agreed to sell all of the stock of CTM to Mr. Jonas or his assignee (the “SPA”) for (i) the cancelation of $3.75 million of indebtedness owed to Mr. Jonas by the Company, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the closing of the CTM Sale, and (iii) a contingent payment if CTM is sold within 36 months for more than $4.5 million. Prior to executing the share purchase agreement, the Company obtained a third-party’s valuation of CTM and a fairness opinion that stated the consideration being received by the Company in the CTM Sale was fair. In addition to the Company’s Board of Directors approving the CTM Sale, the Audit Committee of the Board of Directors, which is comprised entirely of independent directors, approved the CTM Sale in compliance with the Company’s Statement of Policy with respect to Related Person Transactions. The CTM Sale was also approved by (1) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock and (2) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock not held by Mr. Jonas or immediate family members of Mr. Jonas, including, without limitation, trusts or other vehicles for the benefit of any of such immediate family members or entities under the control of such persons. On December 15, 2020, the right, title and interest to the SPA were assigned to The Brochure Distribution Trust, a South Dakota trust. The Company does not expect to have significant continuing involvement with CTM after the sale closes.

As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the financial statements as discontinued operations. On February 15, 2021, the Company closed the previously announced CTM Sale. The Company wrote down the loan of $3,750,000 and record a gain of $2,123,219 based on CTM’s net asset value as of the CTM Sale Date. CTM’s assets are no longer reflected on the financial statements for the periods following the CTM Sale Date and CTM’s operations are only consolidated in the Company’s Condensed Consolidated Statements of Operations results until the CTM Sale Date. There was no contingent gain recorded since there was no foreseeable contingent payments to the Company.

According to ASC 205-20-45-9 general corporate overhead should not be allocated to discontinued operations. The Company did not allocate any corporate overhead to CTM when it began being classified as held for sale in the third quarter of 2020 and continued to not allocate any expenses for the six months ending April 30, 2021.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Discontinued Operations (continued)

Following is a summary of the Company’s results of: discontinued operations for the three and six months ended for April 30, 2021 and April 30, 2020, cash flows of CTM’s depreciation, amortization, capital expenditures and significant noncash operating and investing activities for the discontinued operation for the six months ended April 30, 2021 and April 30, 2020 and a schedule of assets and liabilities from discontinued operations as of April 30, 2021 and October 31, 2020.

Results of discontinued operations	Three months ended April 30,		Six months ended, April 30,
(in thousands)	2021	2020	2021	2020
Revenue	$207	$2,287	$1,427	$6,095
Direct cost of revenue	105	1,236	946	2,927
Selling, general and administrative	227	1,955	1,649	4,803
Depreciation and amortization	45	293	295	564
Bad Debt	1	431	(109)	482
Total costs and expenses	378	3,915	2,781	8,776
Loss from operations	(171)	(1,628)	(1,354)	(2,681)
Interest expense, net	19	(9)	6	(18)
Other (expense) income, net	(7)	(1)	68	7
Loss before income taxes	(159)	(1,638)	(1,280)	(2,692)
Provision for income taxes	-	-	-	-
Net loss	$(159)	$(1,638)	$(1,280)	$(2,692)

(i)	Stock based compensation for discontinued operations included in selling, general and administrative expenses is $0 in both the three and six months ended April 30, 2021 and 2020, respectively.

(ii)	CTM is no longer consolidated into the Company as of February 15, 2021 the CTM Sale Date.

Cash flows from discontinued operations for the six months ended April, 30

(in thousands)	2021	2020
Depreciation and amortization	$185	$399
Amortization of finance lease	109	165
Capital expenditure	(22)	(299)

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Discontinued Operations (continued)

Assets and liabilities of Discontinued Operations (in thousands)	April 30, 2021	October 31, 2020
Assets
Cash	$-	$1,621
Trade receivables, net	-	844
Prepaid expenses	-	368
Total current assets*	-
Property and equipment, net	-	1,274
Right-of-use assets, net	-	4,649
Intangibles assets, net	-	142
Goodwill	-	2,110
Other assets	-	163
Total Assets	$-	$11,171
Liabilities
Trade accounts payable	-	891
Accrued expenses	-	368
Deferred revenue	-	664
Government loan- current portion	-	1,125
Operating lease obligations-current portion	-	909
Finance lease obligations- current portion	-	342
Income taxes payable and other current liabilities	-	71
Total current liabilities*	-
Government loan- long term portion	-	684
Operating lease obligations – long term portion	-	3,034
Finance lease obligations – long term portion	-	452
Total non-current liabilities*	-
Total Liabilities	$-	$8,540

*	The assets and liabilities of the disposal group classified as held for sale are all classified as current on Assets and Liabilities of Discontinued Operations since it’s probable the sale will occur and proceeds will be collected within one year. Therefore, no sub totals between current and non-current have been displayed. Since the sale of the discontinued operations the assets and liabilities are no longer reflected above.

Note 13—Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation.

Note 14—Subsequent events

Management has evaluated subsequent events through June 14, 2021, the date on which the consolidated financial statements were available to be issued. There were no material subsequent events that require recognition or additional disclosures in these consolidated financial statements, except as follows:

On May 3, 2021 and May 10, 2021 both bank loans held by the VIEs controlled by IDWE were subsequently paid off and there are no remaining balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying combined financial statements and the associated notes thereto of this Quarterly Report, and the audited combined financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement on Form S-1 as amended filed with the U.S. Securities and Exchange Commission (or SEC) on May 11, 2021 (“the Registration Statement”)

As used below, unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” refer to IDW Media Holdings, Inc., a Delaware corporation, and our subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed in the Registration Statement. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

Overview

Our principal businesses consist of:

i.	IDWP, a publishing company that creates comic books, graphic novels, digital content and games through its imprints IDW, IDW Games, Top Shelf Productions, Artist’s Editions, The Library of American Comics, Yoe! Books, Sunday Press, and EuroComics; and Clover Press, a boutique publishing company that focuses on the book trade and direct market. Effective April 1, 2020, our interest in Clover Press decreased to 19.9% and IDWMH no longer consolidates the operations of Clover Press, but rather values the investment at cost; and

ii.	IDWE, is a production company and studio that develops and produces content and formats for global platforms and services.

Prior to February 15, 2021, we also owned CTM, a company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. IDWMH has announced an agreement to sell CTM. On July 14, 2020, we and Howard Jonas, our Chairman of the Board of Directors, executed a share purchase agreement pursuant to which we agreed to sell all of the stock of CTM to Mr. Jonas or his assignee for (i) the cancelation of $3.75 million of indebtedness owed to Mr. Jonas by us, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the closing of the CTM Sale, and (iii) a contingent payment if CTM is sold within 36 months for more than $4.5 million. As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the financial statements as discontinued operations. The sale was consummated on February 15, 2021.

Reportable Segments

We have the following three reportable business segments: IDWP, IDWE and CTM (discontinued operations).

IDWP

IDWP is an award-winning publisher of comic books, original graphic novels, and art books as well as board and tabletop games. Founded in 1999, IDWP has a long tradition of supporting original, powerful creator-driven titles. In 2002, IDWP published 30 Days of Night by Steve Niles and Ben Templesmith followed by other horror titles that kickstarted a resurgence in horror-comic publishing across the industry. Since then, IDWP has significantly diversified its publications. Joe Hill and Gabriel Rodríguez’s Locke & Key, Jonathan Maberry’s V Wars, Stan Sakai’s Usagi Yojimbo, Walter Simonson’s Ragnarök, Beau Smith’s Wynonna Earp, Chris Ryall and Ash ley Wood’s Zombies vs Robots, and Joe Hill and Martin Simmonds’ Dying is Easy are just a few of the hundreds of outstanding, award-winning titles published since its inception. Titles such as Canto, Ghost Tree, Road of Bones, Mountainhead, and others in active development now.

In 2015, IDWP acquired Top Shelf Productions, an award-winning critically-acclaimed publisher of graphic novels, which continues to operate as a thriving imprint. Top Shelf is renowned for publishing works of literary significance including the #1 New York Times and Washington Post bestselling trilogy, March, by Congressman John Lewis, Andrew Aydin, and Nate Powell. March is the only graphic novel to have won the National Book Award and is the second most taught graphic novel in schools. In July 2019, Top Shelf Productions released George Takei’s graphic memoir, They Called Us Enemy, which debuted at #2 on the New York Times Paperback Nonfiction Best Sellers list and as a #1 bestseller on Amazon. They Called Us Enemy was named a “Best Book of the Year” by NPR, Amazon, Forbes, Publishers Weekly, School Library Journal, Kirkus Reviews, the New York Public Library, and more.

In addition to its core of creator-driven franchises, IDWP has also partnered with the owners of major licensed brands to publish many successful licensed titles, including: Hasbro’s Transformers, G.I. Joe, and My Little Pony; Sega’s Sonic The Hedgehog; CBS’s Star Trek; Sony’s Ghostbusters; Viacom’s Teenage Mutant Ninja Turtles; the Marvel Action line of middle-grade comic books designed for younger readers; Toho’s Godzilla; and Lucasfilm’s Star Wars Adventures. These licensed titles bring with them diverse built-in audiences and also build cache and retailer support for IDWP. With licensed franchises, IDWP strategy is to focus not only on licenses that have eager, built-in fan followings but also ongoing licensor support through other channels, such as toys, animation, and film. This strategy enables IDWP to expand its audience reach and to pursue sub-license opportunities with foreign publishers. IDWP also collaborates with other comic publishers to co-publish certain titles, including Batman vs. Teenage Mutant Ninja Turtles (with DC Comics) and Rick & Morty vs. Dungeons and Dragons (with Oni Press, Inc.).

IDWP is also home to the acclaimed imprints The Library of American Comics (publishing classic comic reprints); EuroComics (bringing foreign language comics to an English-speaking audience); Yoe! Books (specializing in creative historical comic collections); Artist’s Editions (scans of original art printed at the same size they were drawn, with all the distinctive creative nuances that make original art unique); and Sunday Press (producing restorations of classic American comic strips).

Many of IDWP’s titles are available in a variety of languages worldwide through foreign licensing. In 2019, IDW also announced a major new initiative to release key titles as Spanish-language graphic novels in the North American market. This initiative kicked off in Summer 2020 with the release of Spanish-language editions of They Called Us Enemy, Red Panda & Moon Bear, and Sonic the Hedgehog.

IDWP’s largest segment is the publication of comic book and trade paperback products. Its comics and graphic novels are primarily distributed through three channels: (i) to comic book specialty stores (the “direct market”). Diamond Comic Distributors, Inc. serves as IDWP’s distributor to the direct market, worldwide; (ii) to traditional retail outlets, including bookstores and mass market stores, on a returnable basis (the “non-direct market”). IDWP’s non-direct market distributor is Penguin Random House Publisher Services (PRHPS). IDWP works hand-in-hand with PRHPS to sell-in and promote IDWP titles to buyers at non-direct market customers such as Amazon, Barnes & Noble, Baker & Taylor, Ingram, Follett, Target, Walmart, and more; and (iii) to Ebook distributors (“digital publishers”). IDWP’s publications are widely available digitally through popular distributors such as Comixology, Amazon, Apple iTunes and iBooks, Google Play, Hoopla, Overdrive, and via IDWP’s own website, idwpublishing.com. Through the direct market and non-direct market, IDWP, including its imprint Top Shelf, sold over 4.1 million units in fiscal year 2020 and was recognized as the fourth largest publisher in its category in calendar year 2019.

In 2014 IDWP launched IDW Games to develop and publish card, board, and tabletop games. Similar to IDWP’s book content, IDW Games offers a mix of popular licensed titles, such as Dragon Ball Z and Batman the Animated Series, as well as creator developed strategic hobby games, such as Towers of Arkhanos and Tonari. IDW Games’ products are sold to distributors worldwide and are available through retailers such as Gamestop, Barnes & Noble, and Amazon, independent games and comics stores, as well as the direct-to-consumer channel through its website and marketing campaigns.

To further expand and build creator-owned properties beyond publishing, IDWP works with IDWE, as well as other outside partners, to bring creator-owned franchises to television and film through licensing arrangements.

As a result of the COVID-19 pandemic, the direct market ceased distribution of new products from April 1, 2020 through May 19, 2020. Accordingly, IDWP did not publish any new comics during this period. Based upon distributor capacity new comic releases began following a reduced distribution schedule beginning May 20, 2020, with the capacity for new product increasing over the subsequent months. The delay in comic releases continues to have an impact on the publication dates of the related collections in all markets. Additionally, sales made through Diamond, a traditionally non-returnable market, had been made returnable although this has not resulted in a significant increase in returns. Effective in April 2021 the return policies have reverted back to pre- COVID. In order to properly reflect the needs of IDWP during the period of reduced output IDWP paused creative work on many projects, furloughed staff, and experienced a limited number of layoffs. With the receipt of PPP funding and direct market distribution coming back online, furloughed staff have since resumed working and creative work has recommenced.

In order to expand its business, counter a persistent industry-wide decline in direct market sales and outperform its industry competitors, IDWP continues to focus on launching new creator-owned titles and partnering with established brands to bring fan-favorite properties to the comics market. IDWP is expanding the reach of existing and new products through the development of specialty, library, and education markets; increased direct-to-consumer initiatives; and broadening the reach of creator-driven series through licensing opportunities.

In May 2019, IDWMH invested in a new publishing entity, Clover Press, established by Ted Adams and Robbie Robbins, co-founders of IDWP. Clover Press is a separate entity and operates independently from IDWP. Due to its size, and nature of the business, activity related to Clover Press was included with IDWP for presentation purposes while it was a consolidated entity. Effective April 1, 2020 IDWMH’s interest in Clover Press decreased to 19.9%, as a result it is now an investment valued at cost and no longer consolidated.

IDWP’s revenues represented 59% and 63% of our consolidated revenues in the three and six months ended April 30, 2021, respectively. IDWP’s revenues represented 51% and 56% of our consolidated revenues in the three and six months ended April 30, 2020, respectively.

IDWE

IDWE is a production company and studio that develops and produces content and formats for global platforms and services.

IDWE was formed on September 20, 2013 to leverage IDWP properties into television series, features and other forms of media by developing and producing original content. IDWE maintains a robust development slate of properties based on IDWP properties primarily for the adult series marketplace and is in advanced conversations with various global studios and networks for their exploitation. IDWE actively recruits and acquires new franchise material for exploitation primarily in the series format.

IDWE has developed and/or produced four series for television that premiered in calendar 2019 and 2020:

●

Wynonna Earp season four aired in two parts due to worldwide COVID-19 related production shutdowns. The first six episodes of season four premiered July 26, 2020 and the second half of season four began airing March 5, 2021. The show was created by Emily Andras and stars Melanie Scrofano and is based on the IDWP comics of Beau Smith. Season four’s twelve episodes are being produced by Seven24 Films and distributed by IDWE, in partnership with Syfy and CTV Sci-Fi. Cineflix Studios is the co-producer and global distributor for the series. Season one’s thirteen episodes aired in fiscal 2016. Season two’s twelve episodes aired in fiscal 2017, and Season three’s twelve episodes aired in fiscal 2018.

●

V Wars debuted on Netflix on December 5, 2019. The 10-episode vampire thriller stars Ian Somerhalder and was produced by High Park Entertainment. The series was based upon Jonathan Maberry’s IDW Publishing comic book series of the same name.

●

October Faction premiered on Netflix on January 23, 2020. The 10-episode show was based on the IDW Publishing comics of Steve Niles and Damien Worm and was adapted by showrunner Damian Kindler and starred Tamara Taylor and J.C. MacKenzie. It was also produced by High Park Entertainment.

●	Locke & Key premiered on Netflix on February 7, 2020. The show is based on the critically-acclaimed graphic novels of Joe Hill and Gabriel Rodriguez published by IDWP. Season two and three have been ordered by Netflix and season two began production Fall 2020.

Previously, IDWE, in partnership with Ideate Media, partnered with AMC Studios to license the U.S. broadcast and streaming video on demand (SVOD) rights to Dirk Gently, a live-action series based on the Douglas Adams novels and related comic books published by IDWP, to BBC America. Season one of the series premiered October 22, 2016 in the U.S. on BBC America. The second and final season aired on BBC America in 2017. Netflix currently streams both seasons worldwide.

IDWE’s revenues represented 41% and 37% of our consolidated revenues in the three and six months ended April 30, 2021,respectively. IDWE’s revenues represented 49% and 44% of our consolidated revenues in the three and six months ended April 30, 2020,respectively.

CTM (Discontinued Operations)

As a result of the economic downturn related to the COVID-19 pandemic, and the impact it had on CTM, the Company decided to sell CTM and focus on our entertainment and publishing business. On July 14, 2020, we and Howard Jonas, our Chairman of the Board of Directors, executed a share purchase agreement pursuant to which we agreed to sell all of the stock of CTM to Mr. Jonas or his assignee for (i) the cancelation of $3.75 million of indebtedness owed to Mr. Jonas by us, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the closing of the CTM Sale, and (iii) a contingent payment if CTM is sold within 36 months for more than $4.5 million. The CTM Sale closed on February 15, 2021 and CTM is only consolidated up until the sale date with the gain reflected separately in the Condensed Consolidated Statement of Operations.

COVID-19: Overview of Impacts

●	IDWMH: Received two PPP loans related to core IDWE and IDWP operations.

○	$1,195,679 on April 27, 2020

○	$1,195,680 on April 2, 2021

●	IDWE: Industry-wide production suspensions halted filming and production of Wynonna Earp Season four after the completion of six of twelve episodes. IDWE continued its program to develop, package and pitch from its library on remote basis. Writer’s rooms have transitioned to virtual operations.

●	IDWP: Direct market distribution was halted in April 1, 2020 by Diamond, the industry’s primary distributor, and IDWP subsequently furloughed approximately 25% of its workforce. Using the proceeds of PPP loans, IDWP was able to bring back 50% of the furloughed workforce. IDWP transitioned to focus on direct-to-consumer (“DTC”) and indirect market channels, and was able to offset the lost direct market sales. Diamond resumed partial operations on May 20, 2020. In recent months, direct market sales volumes have begun to increase, reaching pre-pandemic levels. Additionally, although most products sold through Diamond, a traditionally non-returnable market, have been made returnable, this has not resulted in a significant increase in returns and sales through PRH, a largely returnable market, have seen decreased overall returns. IDWP renegotiated the terms of one of its lease agreements due to COVID-19 impacts. Per ASC 842 guidance the lease liabilities were remeasured as of the modification dates as if the leases were new leases commencing at such time. Accordingly, the ROU assets were adjusted by amounts equal to the adjustments to the lease liabilities.

Presentation of Financial Information

Basis of presentation

The consolidated financial statements for the periods reflect our financial position, results of operations, and cash flows. The financial statements have been prepared using the historical basis for the assets and liabilities and results of operations.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, intangible assets with indefinite useful lives, valuation of long-lived assets including intangible assets with finite useful lives and ultimate revenues for television costs. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the condensed consolidated financial statements in the Registration Statement for a complete discussion of our significant accounting policies.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Net income IDW Media Holdings, Inc.

Consolidated

(in thousands) (unaudited)			Change
Three months ended April 30,	2021	2020	$	%
Income from continuing operations	$433	$1,329	$(896)	(67.4%)
Interest income (expense), net	156	(10)	166	(1,660.0%)
Other expense, net	(12)	(35)	23	(65.7%)
Provision for income taxes	-	-	-	nm
Net income from continuing operations	577	1,284	(707)	(55.1%)
Net loss from discontinued operations	(159)	(1,638)	1,479	(90.3%)
Gain on sale of discontinued operations	2,123	-	2,123	nm
Net income (loss)	$2,541	$(354)	$2,895	(817.8%)

(in thousands) (unaudited)			Change
Six months ended April 30,	2021	2020	$	%
Loss from continuing operations	$(4,687)	$(4,454)	$(233)	5.2%
Interest income (expense), net	142	(20)	162	(810.0%)
Other expense, net	(13)	(61)	48	(78.7%)
Provision for income taxes	-	-	-	nm
Net loss from continuing operations	(4,558)	(4,535)	(23)	0.5%
Net loss from discontinued operations	(1,280)	(2,692)	1,412	(52.5%)
Gain on sale of discontinued operations	2,123	-	2,123	nm
Net loss	$(3,715)	$(7,227)	$3,512	(48.6%)

nm—not meaningful

Income from operations. Income from operations decreased by ($896,000) for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 due to a decrease in operating income from IDWE of ($945,000) and an increase in corporate overhead of ($87,000), partically offset by an increases in operating income at IDWP of $136,000. These changes are more fully described in the separate segment analyses below.

Loss from operations increased by ($233,000) for the six months ended April 30, 2021 compared to the six months ended April 30, 2020 due to an increase in operating losses from IDWP of ($329,000) offset by a decrease in losses at IDWE of $54,000 and a decrease in corporate overhead of $42,000. These changes are more fully described in the separate segment analyses below.

Interest income (expense), net increased for the three months and six months ended April 30,2021 compared to the three and six months ended April 30, 2020 by $166,000 and $162,000, respectively, due to the interest income from the CRA tax credits.

Net loss from discontinued operations. Net loss from discontinued operations decreased by $1,479,000 for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 due to the sale of CTM which resulted in our not consolidating their financials into the Company as of February 15, 2021.

Net loss from discontinued operations decreased by $1,412,000 for the six months ended April 30, 2021 compared to the six months ended April 30, 2020 due to the sale of CTM which resulted in our not consolidating their financials into the Company as of February 15, 2021.

Gain on sale of discontinued operations increased by $2,132,000 for the three and six months ended April 30, 2021 compared to April 30, 2020 as a result of the sale of CTM.

IDWP

(in thousands) (unaudited)			Change
Three months ended April 30,	2021	2020	$	%
Revenues	$5,988	$4,681	$1,307	27.9%
Direct cost of revenues	3,335	2,505	830	33.1%
Selling, general and administrative	3,102	2,770	332	12.0%
Depreciation and amortization	50	52	(2)	(3.8%)
Bad debt expense	11	-	11	nm
Income (loss) from operations	$(510)	$(646)	$136	(21.1%)

(in thousands) (unaudited)			Change
Six months ended April 30,	2021	2020	$	%
Revenues	$11,636	$10,981	$655	6.0%
Direct cost of revenues	6,506	6,033	473	7.8%
Selling, general and administrative	5,903	5,391	512	9.5%
Depreciation and amortization	99	111	(12)	(10.8%)
Bad debt expense	11	-	11	nm
Income (loss) from operations	$(883)	$(554)	$(329)	59.4%

nm—not meaningful

Included in IDWP’s segment from June 1, 2019 through March 31, 2020 is Clover Press. As of April 1, 2020, Clover Press is no longer a consolidated entity and became a cost method investment. Therefore all the Clover Press changes noted below are a result of a nil balance in April 30, 2021.

Revenues. Revenues increased by $1,307,000 in the three months ended April 30, 2021, compared to the three months ended April 30, 2020. IDWP revenue increased $1,425,000 driven by several high-performing direct market titles and increased direct-to-consumer sales, and due to the temporary halt of direct sales in 2020. Games revenue increased $106,000 due to fulfillment of a direct-to-consumer Galaxy Hunters games campaign. Digital sales decreased ($219,000) largely related to increased revenues from several new platforms in 2020. Licensing and royalty revenues increased $111,000 due primarily to an increase in foreign license revenue. This cumulative increase was offset by an overall increase in sales returns and discounts of ($58,000). Additionally, Clover Press revenues decreased by ($58,000) as they are no longer consolidated in the three months ended April 30, 2021.

Revenues increased by $655,000 in the six months ended April 30, 2021, compared to the six months ended April 30, 2020. Publishing revenue increased $1,348,000 driven by several high-performing direct market titles and increased direct-to-consumer sales and due to temporary halt of direct sales in 2020, offset by a decrease in book market sales. Games revenue decreased in the six months ended April 30, 2021 by ($760,000) due to fulfillment of a TMNT: Adventure Game direct-to-consumer games campaign in the six months ended April 30, 2020. Digital sales increased $62,000 due to continued strong sales across all platforms, licensing and royalty revenues increased $80,000 driven by increased foreign license revenue, and sales returns and discounts decreased by $56,000. Additionally, Clover Press revenues decreased by ($131,000) as they are no longer consolidated in the six months ended April 30, 2021.

Direct cost of revenues. IDWP direct cost of revenues increased by $830,000 in the three months ended April 30, 2021 compared to the three months ended April 30, 2020. Direct cost of revenues increased by $473,000 in the six months ended April 30, 2021, compared to the six months ended April 30, 2020. IDWP direct cost of revenues consists primarily of printing expenses, costs of artists and writers, and royalties. Additionally, as of April 30, 2021 IDWP performed a full review of game development costs. As a result, it was determined that capitalized creative costs, advanced royalties, and vendor deposits of $231,000 related to games that would no longer be manufactured, and these amounts were expensed. This adjustment is a one-time write-down and will not have impact on financial statements in future periods. Additionally, Clover Press direct cost of revenues decreased by ($26,000) in the three months ended April 30, 2021and by ($55,000) in the three and six month periods ended April 30, 2021 compared to the corresponding periods in 2020, as they are no longer consolidated in the three and six months ended April 30, 2021. A portion of inventory was donated by the owners for the start-up of the Company.

IDWP’s gross margin for the three months ended April 30, 2021 decreased to 44.3% from 46.5% for the three months ended April 30, 2020. Gross margin for the six months ended April 30, 2021 decreased to 44.1% from 45.1% for the six months ended April 30, 2020.

Selling, General and Administrative. IDWP selling, general and administrative expenses increased by $332,000 in the three months ended April 30, 2021 compared to the three months ended April 30, 2020 primarily due to increases in salaries and benefits of $365,000, overhead allocations of $252,000, repairs and maintenance of $44,000 and other net changes of $6,000. These were offset by decreases in marketing expenses of ($193,000) and occupancy and related expenses of ($45,000). Additionally, Clover Press consolidated selling, general, and administrative decreased by ($97,000) as they are no longer consolidated in the three months ended April 30, 2021.

IDWP selling, general and administrative expenses increased by $512,000 in the six months ended April 30, 2021 compared to the six months ended April 30, 2020 primarily due to increases in salaries and benefits of $633,000, overhead allocations of $464,000, repairs and maintenance of $55,000, and employee recruitment of $33,000. These were offset by decreases in marketing expenses of ($199,000), occupancy and related expenses of ($91,000), selling & distribution expenses of ($42,000), and other net changes of ($25,000). Additionally, Clover Press consolidated selling, general, and administrative decreased by ($316,000) as they are no longer consolidated in the six months ended April 30, 2021.

As a percentage of IDWP’s revenues, selling, general and administrative expenses in the three months ended April 30, 2021 were 59.05% compared to 50.51% in the three months ended April 30, 2020, and 62.72% in the six months ended April 30, 2021 compared to 56.01% in the six months ended April 30, 2020.

IDWE

(in thousands) (unaudited)			Change
Three months ended April 30,	2021	2020	$	%
Revenues	$4,152	$4,587	$(435)	(9.5%)
Direct cost of revenues	1,394	790	604	76.5%
Selling, general and administrative	1,533	1,627	(94)	(5.8%)
Depreciation and amortization	9	9	-	0.0%
Income from operations	$1,216	$2,161	$(945)	(43.7%)

(in thousands) (unaudited)			Change
Six months ended April 30,	2021	2020	$	%
Revenues	$6,916	$8,624	$(1,708)	(19.8%)
Direct cost of revenues	7,453	8,878	(1,425)	(16.1%)
Selling, general and administrative	2,781	3,119	(338)	(10.8%)
Depreciation and amortization	18	17	1	5.9%
Loss from operations	$(3,336)	$(3,390)	$54	(1.6%)

nm—not meaningful

Revenues. For the three months ended April 30, 2021 revenues decreased by ($435,000) compared to the three months ended April 30, 2020. The revenues for the three months ended April 30, 2021 include; Wynonna Earp $674,000 and the completion of the CRA audit which established the final tax credit for V Wars and October Faction of $3,331,000. In the three months ended April 30, 2020, we recognized revenues on delivery of episodes of Locke & Key in the amount of ($4,000,000) and Dirk Gently in the amount of ($440,000).

For the six months ended April 30, 2021, revenues decreased by ($1,708,000) compared to the six months ended April 30, 2020. The revenues from the six months ended April 30, 2021 include; Wynonna Earp of $3,433,000 and the completion of the CRA audit which established the final tax credit for V Wars and October Faction of $3,331,000. In the six months ended April 30, 2020, we recognized revenues on delivery of episodes of October Faction in the amount of ($4,032,000), Locke & Key in the amount of ($4,000,000) and Dirk Gently in the amount of ($440,000).

Direct costs of revenues. Direct cost of revenues consists primarily of the amortization of production costs that were capitalized during the production of the television episodes and direct costs related to revenue recognized during related periods.

Direct costs of revenues in the three months ended April 30, 2021 increased by $604,000 compared to the three months ended April 30, 2020. The increase is related to the amortization from episodes of Wynonna Earp Season 4 in the amount of $970,000 that were delivered in the three months ended April 30, 2021. In the three months ended April 30, 2020 the related amortization costs were from Locke & Key in the amount of ($1,333,000) and cost refinements from V Wars and October Faction in the amount of $971,000, and other costs of ($4,000).

Direct costs of revenues for the six months ended April 30, 2021 decreased by ($1,425,000) compared to the six months ended April 30, 2020. For the six months ended April 30, 2020 the amortization costs were from Locke & Key in the amount of ($1,333,000), cost refinements from October Faction and V Wars in the amount of ($7,070,000) and other costs of ($4,000). Offset by the amortization for the six months ended April 30, 2021 from episodes of Wynonna Earp Season 4 in the amount of $4,918,000 and the impairment charges of $2,064,000.

IDWE’s gross margin for the three months ended April 30, 2021 was 66.4% compared to 82.8% for the three months ended April 30, 2020. Gross margin for the six months ended April 30, 2021 was (7.8%) compared to (2.9%) for the six months ended April 30, 2020. These gross margin figures are aligned with the rationale provided for revenues and direct costs of revenues.

Selling, General and Administrative. Selling, General and Administrative expenses decreased by ($94,000) during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The decrease was driven by decrease in marketing of ($123,000), travel and entertainment of ($13,000), promotional production materials ($292,000), offset by higher salary and benefits of $141,000, consulting fees of $57,000, legal fees of $40,000, accounting fees of $34,000, overhead allocations of $55,000, and other expenses of $7,000.

Selling, general and administrative expenses decreased by ($338,000) during the six months ended April 30, 2021 compared to the six months ended April 30, 2020. The decrease was driven by lower rent of ($27,000), marketing of ($275,000), travel and entertainment of ($55,000), promotional production materials ($446,000), offset by salary and benefits of $232,000, legal fees of $54,000, recruitment fees of $92,000, overhead allocations of $83,000 and other expenses of $4,000.

As a percentage of IDWE’s revenues, selling, general and administrative expenses in the three months ended April 30, 2021 were 40.95% compared to 49.49% in the three months ended April 30, 2020, and 37.28% in the six months ended April 30, 2021 compared to 43.992% in the six months ended April 30, 2020.

Liquidity and Capital Resources

General

We satisfy our cash requirements primarily through cash provided by the Company’s financing and operating activities. As more fully discussed below, additional sources of financing will be needed to finance the growth of IDWE.

	Six months ended April 30,
(in thousands) (unaudited)	2021	2020
Cash flows (used in) provided by:
Operating activities	$(2,301)	$8,665
Investing activities	(974)	(414)
Financing activities	(1,319)	(2,504)
Effect of exchange rate changes on cash and cash equivalents	39	(45)
Net (decrease) increase in cash and cash equivalents	$(4,555)	$5,702

Operating Activities

Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash flows were used in operating activities based on some these factors amounting to approximately ($2,301,000) and $8,665,000 for the six months ended April 30, 2021 and 2020, respectively.

Investing Activities

Our capital expenditures were approximately $72,000 and $299,000 in the six months ended April 30, 2021 and 2020, respectively.

Financing Activities

During the six months ended April 30, 2021 and 2020 we repaid repaid bank loans in the amounts of $2,540,000 and $13,732,000, respectively. In the six months ended April 30, 2021 and 2020 we received PPP loans of $1,195,680 and $1,195,679, respectively. In addition, we issued common stock for $25,000 and $783,000 in the six months ended April 30, 2021 and 2020, respectively.

Changes in Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable decreased to approximately $22,063,000 at April 30, 2021 compared to $22,921,000 at October 31, 2020 principally due to changes in the accruals and collection of IDW Entertainment revenue, as well as the timing of receipts of payments of other receivable balances. The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 0.65% at April 30, 2021 compared to 0.13% at October 31, 2020, reflecting the decrease in receivable balances and our collectible receivable experience.

Off- Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Other Sources and Uses of Resources

Where appropriate, we evaluate strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

The COVID-19 pandemic has had a negative financial impact on our business with regard to (a) significant losses of revenues and profits at CTM due to the significant decline of tourism in the United States and the closing of Broadway shows,(b) the temporary closure of IDW Publishing’s comic book distributor due to COVID-19 disruptions, and (c) production delays of IDWE’s television show Wynonna Earp. Its production schedule has been delayed which was a direct result of the COVID-19 pandemic that has affected virtually the entire filmed entertainment industry. This production delay has negatively impacted the delivery, which in turn will push out our cash receipts.

In the fourth quarter of fiscal 2020 we paid “pull down” costs pursuant to a previously announced, multi-year agreement with Cineflix related to international sales of Wynonna Earp. Specifically, under this agreement, IDWE purchased the distribution rights to seasons one and two of Wynonna Earp from the current licensor (Netflix) and has agreed to transfer those rights to Cineflix. Cineflix will be the international distributor of all four seasons of Wynonna Earp. Due to changes in competition as well as the COVID-19 pandemic, the Cineflix deal is not expected to contribute as much as originally expected to IDW’s revenue and operating cash flow in fiscal years 2021 and 2022 as originally anticipated at the inception of the deal in 2019.

We anticipate that our expected cash inflows from operations during the next twelve months together with our working capital, including the balance of cash and cash equivalents held as April 30, 2021 and proceeds from the private placement closed March 9, 2020, will be sufficient to sustain our next year of operations. However, the Company is contemplating a capital raise in June 2021 as outlined in the Registration Statement.

The Company plans to use the net proceeds we receive from the offering for the following purposes: most heavily for the development of original IP and the purchase of associated publishing, media, and merchandise rights to be used across multiple platforms (e.g., print, television, new media) as well as supplemental IP acquisition and marketing spend for these newly created IP franchises; additionally for technology investment for our website, applications, data and business intelligence; talent investment as we look to expand our kids, middle grade, young adult, and family genres, and to further diversify into animation; and to pursue potential acqui-hire and/or bolt-on mergers and acquisition opportunities, should such opportunities arise.

We do not have any agreements at this time to potentially acquire other entities or businesses. The foregoing represents our current intentions based upon our present plans and business conditions to use and allocate the net proceeds of this offering. However, the nature, amounts and timing of our actual expenditures may vary significantly depending on numerous factors. As a result, our management has and will retain broad discretion over the allocation of the net proceeds from this offering. We may find it necessary or advisable to use the net proceeds from this offering for other purposes, and we will have broad discretion in the application of net proceeds from this offering. To the extent that the net proceeds we receive from this offering are not immediately used for the above purposes, we intend to invest our net proceeds in short-term, interest-bearing bank deposits or debt instruments.

PPP Funds

On April 2, 2021, IDW Media Holdings, Inc. (the “Company”) received loan proceeds of $1,195,680 (the “PPP Loan”) from Bank of America, N.A. pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, as amended. The PPP Loan, which was in the form of a Note dated April 1, 2021 issued by the Company, matures on April 1, 2026 and bears interest at a rate of 1% per annum, payable monthly commencing on November 2, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On April 27, 2020, IDWMH. (inclusive of IDWP and IDWE) received loan proceeds of $1,195,679 from Bank of America, N.A. pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The IDWMH PPP Loan, which was in the form of a Note dated April 15, 2020 issued by the Company, matures on April 15, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 24, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties, and under the terms of the loan, payments can be deferred for six months. Funds from the IDWMH PPP Loan may be used primarily for payroll costs and costs used to continue group health care benefits, and, up to a limited extent, on mortgage payments, rent, utilities, interest and other expenses as described in the CARES Act. Under the terms of the PPP, certain amounts of the IDWMH PPP Loans may be forgiven if they are used for those qualifying expenses. The Company used the entire IDWMH PPP Loan amount for those qualifying expenses.

IDWE

The two capital raises described assisted IDWE in achieving its long-term strategic plans.

The Company’s 2020 private placement of shares of Class B Common Stock at $6.00 per share, pursuant to which the Company issued 2,051,002 shares of Class B Common Stock for gross proceeds of approximately $12,300,000 inclusive of $4.0 million debt-to-equity conversion by the Company’s Chairman of the Board of Directors and former Chief Executive Officer, Howard S. Jonas to pay down the remaining down bridge loan.

Total proceeds of the issuance of Class B Common Stock in the amount of $23,605,000 from the Company’s 2019 three rounds of offerings, in connection with the Company’s private placements, provided a portion of the funding for IDWE’s operations, in addition to the Company’s other working capital needs. $8,000,000 was used to partially payback the bridge loan.

Dividends

In light of the current growth initiatives of the Company, particularly the television property development of IDWE, the Board of Directors determined to continue the suspension of the payment of cash dividends. Projects that have already been approved and commenced are placing demands on the Company’s resources, and management and the Board determined that it was in the best interests of the stockholders to utilize available cash resources for investment in these promising and exciting growth opportunities. This position may continue depending on the timing of projects, the cash generation of the Company’s operations and any financing that the Company may consummate. Decisions as to the payment of dividends in future periods will depend on the financial position, results of operations, prospects and current and projected competing demands for cash resources at the relevant time. The Company continues its position of prudent and conservative cash management and is committed to using all of its resources to maximize shareholder value, balancing short, medium and long-term interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no significant changes in our market risk exposures from those described in the Registration Statement.

Foreign Currency Risk

Beginning in 2018, IDWE is the obligor on Canadian loans. There is a foreign currency exchange risk, as the value of liabilities denominated in CAD will fluctuate due to changes in exchange rates, which will affect our production costs. These loans mature on May 31, 2021. IDWE holds accounts receivables from Canadian tax credits and cash balances.

Foreign Exchange Balances Held in CAD ( in thousands)	April 30, 2021	October 31, 2020
Cash and cash equivalents	$876	$937
Accounts receivable	20,021	16,355
Bank loans	14,329	18,917
Total	$35,226	$36,209

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes from the risk factors included in our Registration Statement on Form S-1 filed on May 11, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2021

IDW Media Holdings, Inc.

By:	/s/ Ezra Y. Rosensaft
Ezra Y. Rosensaft Chief Executive Officer

By:	/s/ Karina M. Fedasz
Karina M. Fedasz Chief Financial Officer