Form 10-Q
period 2021-07-31
IDW MEDIA HOLDINGS, INC.
filed 2021-09-13
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

IDW MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4831346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

973-438-3385

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b)-2 of the Exchange Act:

Title of each Class	Trading Symbol	Name of exchange of which registered
Class B common stock, $0.01 par value; authorized shares	IDW	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

As of September 13, 2021 the registrant had the following shares outstanding:

Class B common stock, $0.01 par value:	12,419,080 shares (excluding 519,360 treasury shares)
Class C common stock, $0.01 par value:	545,360 shares

IDW MEDIA HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDW MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	July 31, 2021 (unaudited)	October 31, 2020 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$9,908	$10,541
Trade accounts receivable, net	6,067	22,921
Inventory	3,327	3,754
Prepaid expenses	2,380	1,361
Current assets held for sale from discontinued operations	-	11,171
Total current assets	21,682	49,748
Property and equipment, net	368	410
Right-of-use assets, net	422	771

Investments	-	25
Intangible assets, net	19	52
Goodwill	199	199
Television costs, net	1,502	2,926
Other assets	463	527
Total assets	$24,655	$54,658
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,026	$1,406
Accrued expenses	2,930	2,458
Production costs payable	2,861	1,495
Deferred revenue	2,244	2,385
Bank loans payable – current portion	-	14,204
Government loans- current portion	190	793
Operating lease obligations – current portion	496	562
Other current liabilities	-	69
Current liabilities held for sale from discontinued operations	-	8,540
Total current liabilities	9,747	31,912
Non-current liabilities
Operating lease obligations – long term portion	24	368
Government loans – long term portion	1,005	403
Related party loans payable – long term portion	-	3,750
Total liabilities	$10,776	$36,433
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares – 500; no shares issued and outstanding at July 31, 2021 and October 31, 2020, respectively	-	-
Class B common stock, $0.01 par value; authorized shares – 20,000; 10,033 and 9,986 shares issued and 9,514 and 9,467 shares outstanding at July 31, 2021 and October 31, 2020, respectively	94	93
Class C common stock, $0.01 par value; authorized shares – 2,500; 545 shares issued and outstanding at July 31, 2021 and October 31, 2020, respectively	5	5
Additional paid-in capital	94,354	111,379
Accumulated other comprehensive loss	-	(60)
Accumulated deficit	(79,378)	(91,996)
Treasury stock, at cost, consisting of 519 shares of Class B common stock at July 31, 2021 and October 31, 2020	(1,196)	(1,196)
Total stockholders’ equity	13,879	18,225
Total liabilities and stockholders’ equity	$24,655	$54,658

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share data)	2021	2020	2021	2020

Revenues	$6,779	$8,487	$25,332	$28,093

Costs and expenses:
Direct cost of revenues	3,813	8,093	17,771	23,004
Selling, general and administrative	4,986	3,742	14,147	12,761
Depreciation and amortization	62	61	182	190
Total costs and expenses	8,861	11,896	32,100	35,955
Loss from operations	(2,082)	(3,409)	(6,768)	(7,862)

Interest (expense) income, net	(13)	(13)	128	(33)
Other income (expense), net	1,154	-	1,141	(61)
Net loss from continuing operations	(941)	(3,422)	(5,499)	(7,956)

Loss from discontinued operations, net	-	(1,126)	(1,280)	(3,818)
Gain on sale of discontinued operations	-	-	2,123	-
Net loss	$(941)	$(4,548)	$(4,656)	$(11,774)

Basic and diluted loss per share (note 2):
Continuing operations	$(0.09)	$(.35)	$(0.34)	$(.92)
Discontinued operations, net	-	(.12)	(0.13)	(.44)
Net loss	$(0.09)	$(.47)	$(0.47)	$(1.36)

Weighted-average number of shares used in the calculation of basic and diluted loss per share:	9,977	9,641	9,966	8,646

Dividend declared per common share:	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Net loss	$(941)	(4,548)	$(4,656)	$(11,774)
Foreign currency translation adjustments	-	(24)	39	(69)
Sale of discontinued operations	-	-	21	-
Total comprehensive loss	$(941)	(4,572)	$(4,596)	$(11,843)

See accompanying notes to condensed consolidated financial statements

IDW Media Holdings, Inc.

Condensed Consolidated Stockholders’ Equity

Nine Months Ended July 31, 2021 and 2020

(in thousands)

(unaudited)

	Class B Common Stock		Class C Common Stock		Stock	Additional	Accumulated Other		Non- Controlling	Treasury Stock, at Cost		Total
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Subscriptions Receivable	Paid In Capital	Comprehensive Loss	Accumulated Deficit	Interest (“NCI”)	Number of Shares	Amount	Stockholders’ Equity
Balance October 31, 2020	9,987	93	545	5	-	111,379	(60)	(91,996)	-	519	(1,196)	18,225
Stock based compensation	-	-	-	-	-	246	-	-	-	-	-	246
Issuance of common stock	46	1	-	-	-	24	-	-	-	-	-	25
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-
Sale of discontinued operations	-	-	-	-	-	(17,295)	21	17,274	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(4,656)	-	-	-	(4,656)
Other comprehensive income	-	-	-	-	-	-	39	-	-	-	-	39
Total comprehensive loss	-	-	-	-	-	-	60	(4,656)	-	-	-	(4,596)
Balance July 31, 2021	10,033	94	545	5	-	94,354	-	(79,378)	-	519	(1,196)	13,879

Balance October 31, 2019	7,419	74	545	5	(1,000)	96,671	(60)	(78,457)	35	519	(1,196)	16,072
Stock based compensation	-	-	-	-	-	932	-	-	-	-	-	932
Issuance of common stock	2,508	19	-	-	-	13,531	-	-	-	-	-	13,550
Subscriptions receivable	-	-	-	-	1,000	11	-	-	-	-	-	1,011
NCI divestment in subsidiary	-	-	-	-	-	-	-	259	(35)	-	-	224
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(11,774)	-	-	-	(11,774)
Other comprehensive income	-	-	-	-	-	-	(69)	-	-	-	-	(69)
Total comprehensive loss	-	-	-	-	-	-	(69)	(11,774)	-	-	-	(11,843)
Balance July 31, 2020	9,927	93	545	5	-	111,145	(129)	(89,972)	-	519	(1,196)	19,946

See accompanying notes to condensed consolidated financial statements.

IDW Media Holdings, Inc.

Condensed Consolidated Stockholders’ Equity

Three Months Ended July 31, 2021 and 2020

(in thousands)

(unaudited)

	Class B Common Stock		Class C Common Stock		Stock	Additional	Accumulated Other		Non- Controlling	Treasury Stock, at Cost		Total
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Subscriptions Receivable	Paid In Capital	Comprehensive Loss	Accumulated Deficit	Interest (“NCI”)	Number of Shares	Amount	Stockholders’ Equity
Balance April 30, 2021	10,024	94	545	5	-	94,267	-	(78,437)	-	519	(1,196)	14,733
Stock based compensation	-	-	-	-	-	87	-	-	-	-	-	87
Issuance of common stock	9	-	-	-	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-
Sale of discontinued operations	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(941)	-	-	-	(941)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-	(941)	-	-	-	(941)
Balance July 31, 2021	10,033	94	545	5	-	94,354	-	(79,378)	-	519	(1,196)	13,879

Balance April 30, 2020	9,570	89	545	5	-	109,777	(105)	(85,424)	-	519	(1,196)	23,146
Stock based compensation	-	-	-	-	-	79	-	-	-	-	-	79
Issuance of common stock	357	4	-	-	-	1,289	-	-	-	-	-	1,293
Subscriptions receivable	-	-	-	-	-	-	-	-	-	-	-	-
NCI divestment in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(4,548)	-	-	-	(4,548)
Other comprehensive income	-	-	-	-	-	-	(24)	-	-	-	-	(24)
Total comprehensive loss	-	-	-	-	-	-	(24)	(4,548)	-	-	-	(4,572)
Balance July 31, 2020	9,927	93	545	5	-	111,145	(129)	(89,972)	-	519	(1,196)	19,946

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended July 31, (in thousands)	2021	2020
Operating activities:
Net loss	$(4,656)	$(11,774)
Adjustments to reconcile net loss to net cash provided by provided by operating activities:
Depreciation and amortization	369	794
Amortization of finance leases	108	315
Bad debt expense	(91)	576
Stock based compensation	246	932
Amortization of right-of-use asset	631	1,210
Gain on sale of discontinued operations	(2,123)	-
Loss on deconsolidation of subsidiary	-	35
Changes in operating assets and liabilities:
Trade accounts receivable	16,837	15,136
Inventory	428	(410)
Prepaid expenses	(929)	(33)
Television costs	1,424	6,088
Operating lease liability	(411)	(1,243)
Trade accounts payable, accrued expenses, production costs payable and other current liabilities	1,389	(767)
Deferred revenue	(141)	649
Gain on extinguishment of PPP loan	(1,264)	-
Gain on disposal of ROU assets	(97)	-
Deconsolidation of subsidiary	-	304
Net cash provided by operating activities	11,720	11,812
Investing activities:
Disposition of subsidiary, net of cash received	-	(115)
Disposal of discontinued operations	(902)	-
Capital expenditures	(128)	(372)
Net cash used in investing activities	(1,030)	(487)
Financing activities:
Proceeds from issuance of common stock	25	14,561
Repayments of finance lease obligations	-	(308)
Proceeds of government loans	1,196	2,975
Proceeds of bank loans	-	1,021
Repayments of related party loans	-	(5,300)
Repayments of bank loans	(14,204)	(19,726)
Net cash used in financing activities	(12,983)	(6,777)
Effect of exchange rate changes on cash and cash equivalents	39	(69)
Net (decrease) increase in cash and cash equivalents	(2,254)	4,479
Cash and cash equivalents at beginning of period	12,162	10,165

Cash and cash equivalents at end of period	$9,908	$14,644

Supplemental schedule of investing and financing activities
Cash paid for interest	$1,277	$27
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Extinguishment of related party loan in exchange for sale of CTM	$3,750	$-

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Overview

IDW Media Holdings, Inc. (“IDWMH”) together with its subsidiaries (collectively, the “Company”) is a diversified media company with operations in publishing and television entertainment. The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which various businesses are conducted.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Company management in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2021. The balance sheet at October 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement.

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.

The Company has determined its reportable segments are the following:

IDW Publishing (“IDWP”)- a publishing company that creates comic books, graphic novels, digital content and games through its imprints IDW, IDW Games, Top Shelf Productions, Artist’s Editions, The Library of American Comics, Yoe! Books, Sunday Press, and EuroComics; and Clover Press, a boutique publishing company that focuses on the book trade and direct market.  Effective April 1, 2020, our interest in Clover Press decreased to 19.9% and IDWMH no longer consolidates the operations of Clover Press, but rather values the investment at cost which has been written down to nil value; and

IDW Entertainment (“IDWE”)- is a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

Prior to February 15, 2021, IDWMH also owned CTM Media Group (“CTM”)- a Company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. On February 15, 2021 (the “CTM Sale Date”), pursuant to a share purchase agreement (“SPA”) dated as of July 14, 2020, IDWMH sold all of the stock of CTM to an assignee (the “CTM Sale”) of Howard S. Jonas, Chairman of our Board of Directors ( the “Chairman”), in exchange for (i) the cancelation of $3.75 million of indebtedness owed by IDWMH to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date, and (iii) a contingent payment if CTM is sold within 36 months of the CTM Sale Date for more than $4.5 million. As of July 31, 2020, CTM was reported as a discontinued operation and  between that date and the CTM Sale Date, CTM’s operations were included in the financial statements as discontinued operations (Note 15 Discontinued Operations).

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (continued)

Variable Interest Entities

The Company, through its subsidiary IDWE has arrangements with seven special-purpose entities (“SPEs”), some formed for the sole purpose of providing production services in Canada for the production of a television pilot and television series, others for production and writing purposes. The SPEs are independently owned companies that are effectively controlled by IDWE, that are parties to the related bank production financing arrangements. The Company has determined that SPEs are variable interest entities (“VIE”) and that the Company is the primary beneficiary of the SPEs activities and obligor on the SPEs’ debt. All financial activity of the SPEs have been included IDWE’s financial statements, which are part of these condensed consolidated financial statements. IDWE does not need to provide any support to the VIE’s and therefore no foreseen potential losses associated. They have finished all of the productions and these shows have been delivered. The outstanding loans have been paid off. The carrying amounts and classification of the VIEs’ assets and liabilities are presented below:

(in thousands)	July 31, 2021	October 31, 2020
Cash and cash equivalents	$82	$732
Accounts receivable	-	12,420
Bank loans	-	14,204
Total	$82	$27,356

Revenue Recognition

The Company applies the five-step approach as described in ASC 606, Revenue from Contracts with Customers, which consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.

IDWP generates revenue primarily from the sale and licensing of comic books, graphic novels, digital content, and games through IDWP’s imprints IDW Publishing, IDW Games and Top Shelf. Revenue from the direct sale of comic books, graphic novels and games is recognized, net of an allowance for estimated sales returns, at the time of shipment of its graphic novels, comic books and games by IDWP’s distributor to its customers.

IDWE generates revenue primarily from the licensing and distribution of content across various platforms and formats to audiences globally including television series and films. IDWE’s revenue is recognized when evidence of a sale or licensing arrangement exists, the product is complete, has been delivered or is available for immediate and unconditional delivery, the license period has begun, the fee is fixed or determinable, and collection is reasonably assured.

IDWE’s production activities included those provided by Canadian SPEs, and some of those productions qualify for tax credits in Canada. These credits are recorded as reductions in production cost when the SPE becomes entitled to the Canadian tax credits. The Canada Revenue Agency (“CRA”) has completed the audit on these productions and the related tax refunds are no longer estimates. There are possible additional tax credits the Company may be eligible to receive, however due to the uncertainty of the receipt they have not been accrued for.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability on the balance sheets within deferred revenue until the performance obligations are satisfied.

In the ordinary course of business, the Company's reportable segments enter into transactions with one another. The most common types of intersegment transactions include IDWE obtaining rights to produce television series based on content created by IDWP. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues are eliminated in consolidation and, therefore, do not affect consolidated results.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (continued)

Television Costs

We expense television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For television series, Ultimate Revenues include revenues that are expected to be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The Company has considered information available to it as of the date of issuance of these unaudited condensed consolidated financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgements, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, goodwill and other long-lived assets, and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Concentration Risks

IDWP has two significant customers Diamond Comic Distributors, Inc. (“Diamond”) and Penguin Random House (“PRH”), that pose a concentration risk.

Revenues from Diamond, IDWP’s direct market distributor, represented 40.3% and 17.3% of the total consolidated revenues for the three months ended July 31, 2021 and 2020, respectively, and 30.2% and 17.0% of the total consolidated revenues for the nine months ended July 31, 2021 and 2020, respectively. The receivable balances from this customer represented approximately 18.0% and 3.1% of consolidated trade accounts receivable at July 31, 2021 and October 31, 2020, respectively.

Revenues from PRH, IDWP’S non-direct market distributor amounted to 42.9% and 31.6% of total consolidated revenue in the three months ended July 31, 2021 and 2020, respectively, and 30.2% and 28.2% of the total consolidated revenues for the nine months ended July 31, 2021 and 2020, respectively. The receivable balances represented 26.0% and 8.5% of consolidated receivables at July 31, 2021 and October 31, 2020, respectively.

IDWE has three significant customers Netflix, NBC Universal/SyFy and Cineflix that pose a concentration risk.

Revenue from Netflix, a leading streaming video subscription service, represented 0% and 28.6% of the total consolidated revenues for the nine months ended July 31, 2021 and 2020, respectively. The receivable balances from this customer represented 0% and 15.3% of consolidated trade receivables at July 31,2021 and October 31, 2020, respectively. The fluctuation in revenues is a result of timing differences in delivered shows.

NBC Universal/SyFy, a major television network, accounted for 11.7% and 8.8% of the total consolidated revenues for the nine months ended July 31, 2021 and 2020, respectively.

Cineflix, a major television network, accounted for 23.4% and 6.8% of consolidated trade receivables at July 31, 2021 and October 31, 2020, respectively.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (continued)

During the period in which the discontinued operation was classified as held for sale the net loss was reclassified as a separate line item in the Statement of Operations. Additionally , the gain from the sale was presented as a separate line item on the Statement of Operations. Assets and liabilities are also separately reclassified in the balance sheet for all periods presented, prior to the sale. CTM’s assets are no longer reflected on the financial statements for the periods following the CTM Sale Date. Cash flows from a discontinued operation and the continuing business are presented together without separate identification within cash flows from operating, investing and financing activities. Cash flows of CTM’s depreciation, amortization, capital expenditures and significant noncash operating and investing activities for the discontinued operation are presented separately.

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation, these reclassifications have not resulted in impacts to net loss. Stock options have been included with stock based compensation on the Condensed Consolidated Stockholders’ Equity and Condensed Consolidated Statement of Cash Flows. Production costs payable have been broken out of accrued expenses.

Recently Issued Accounting Pronouncements Adopted Subsequent to 2020 Fiscal Year End

In March 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. It also requires an entity to test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The Company adopted this ASU on November 1, 2020 and is applying its provisions prospectively. In connection with this adoption the Company has evaluated this guidance and determined that there are impairments (Note 10) from substantively abandoned television costs which materially impacted the condensed consolidated financial statements, these costs were recorded in direct cost of revenues.

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new guidance becomes effective for fiscal years beginning after December 15, 2022, though early adoption is permitted. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on November 1, 2023. We are evaluating the impact that the new standard will have on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2022, though early adoption is permitted. The Company will adopt this guideline prospectively for fiscal year November 1, 2023. The Company does not believe that the adoption of this new accounting guidance will have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of Update No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in Update No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. In addition to removing these exceptions, Update No. 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Update No. 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt ASU 2019-12 effective November 1, 2021. The Company does not believe that the adoption of this new accounting guidance will have a material impact on its condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company excluded 55,999 shares of unvested restricted stock and 317,737 stock options from the calculation of diluted earnings (loss) per share as the effect would have been anti-dilutive. For periods in which the Company has a net loss, basic and diluted are the same because they would be anti-dilutive.

Note 3—Equity

On July 14, 2021 the shares of authorized Class B Common Stock increased from 12,000,000 to 20,000,000.

On July 16, 2020, the Company settled its intercompany payable to CTM totaling $6,982,305 and subsequently received a distribution of $6,800,000 from CTM. This transaction was booked into additional paid in capital with CTM and IDWMH to have a nil impact and did not trigger any tax impacts.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2021	38,000	$8.85
Granted	40,002	3.95
Vested	(22,003)	9.52
Cancelled / Forfeited	-	-
Non-vested shares at July 31, 2021	55,999	$5.09

At July 31, 2021, there was $256,496 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 1.8 years.

Detailed below are shares of Class B Common Stock issued to the Chairman, for payment of interest on the loan agreement, the related party loan has been paid off. (Note 5). There is an additional 14,902 shares issued in fiscal 2020 for interest on the related party bridge loan paid off in fiscal 2020.

	Number of Shares
Date	Fiscal 2021	Fiscal 2020
December 31, 2020	6,710
September 30, 2020	-	9,710
June 30, 2020	-	10,335
March 31, 2020	-	14,816
January 9, 2020	-	36,586
Total shares	6,710	71,447

On March 9, 2020, the Company closed a private placement of shares of Class B Common Stock at $6.00 per share, pursuant to which the Company issued 2,051,002 shares of Class B Common Stock for gross proceeds of approximately $12,300,000 inclusive of $4.0 million debt-to-equity conversion by the Chairman The shares issued were subject to a contractual restriction on transfer for six months following the closing of the placement and are subject to other restrictions under applicable law. The proceeds from the issuance of Class B Common Stock have been netted with $415,000 of costs related to the private placement.

On July 13, 2020, the Company issued 314,070 shares of Class B Common Stock to the Chairman, pursuant to a Loan Modification Agreement in which the Chairman and the Company agreed to convert $1.25 million of indebtedness owed by the Company to the Chairman to such 314,070 shares.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Equity (Continued)

Warrants

Detailed below are outstanding warrants issued to the Chairman associated with the two loans made by the Chairman to the Company ( which have subsequently been repaid):

Number of Shares	Type of Share	Price	Expiration
98,336	Class B Common Stock	$26.44	March 30, 2022
89,243	Class B Common Stock	$42.02	August 21, 2023

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2020	242,735	$6.13	1.36	$-
Granted	95,002	4.14	2.63	2
Exercised	-	-	-	-
Cancelled / Forfeited	(20,000)	4.00	-	-
Outstanding at July 31, 2021	317,737	$5.67	1.74	$7
Exercisable at July 31, 2021	104,403	$7.76	1.72	$2

Note 4—Stock Based Compensation

On March 14, 2019, the Company’s Board of Directors adopted the 2019 Incentive Plan to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries.  The Company reserved 300,000 shares of Class B Common Stock for the grant of awards under the 2019 Incentive Plan, subject to adjustment.  Incentives available under the 2019 Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units. On July 13, 2020, the Board of Directors of the Company increased the number of shares of Class B Common Stock reserved for the grant of awards under the 2019 Incentive Plan to 450,000, subject to adjustment.  On March 11, 2021, the Board of Directors of the Company increased the number of shares of Class B Common Stock reserved for the grant of awards under the 2019 Incentive Plan to 700,000, subject to adjustment. As of July 31, 2021, 261,483 shares remained available to be awarded under the 2019 Incentive Plan.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Stock Based Compensation (continued)

On September 3, 2009, the Company’s Compensation Committee ratified the 2009 Incentive Plan to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries.  The maximum number of shares of Class B Common Stock reserved for the grant of awards under the 2009 Incentive Plan was 285,860 shares.  Incentives that were available to be granted under the 2009 Incentive Plan included stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units.  Pursuant to the 2009 Incentive Plan, as of  August 2019 no new awards may be issued under that plan.  As of July 31, 2021, there remained outstanding 10,000 options that were awarded under the 2009 Incentive Plan.

Non-cash compensation included in selling, general and administrative expenses for continuing operations was $87,000 and $47,000 in the three months ended July 31, 2021 and 2020, respectively. Non-cash compensation included in selling, general and administrative expenses for continuing operations was $246,000 and $577,000 in the nine months ended July, 2021 and 2020, respectively.

Note 5—Loans

Related party loans

On August 21, 2018, the Company entered into a loan agreement with the Company’s Chairman of the Board of Directors $5,000,000. Interest accrued at prime rate plus 1% and the loan was due to mature on August 20, 2022. Payment of principal and interest were payable from 70% of the Free Cash Flow, as defined in the loan agreement, of the Company’s CTM Media Group Inc. subsidiary. All outstanding shares of CTM Media Group Inc. stock were pledged as security under the agreement. On December 1, 2019, the Company amended the agreement providing that up to 60% of the interest due may, at the option of the Company, be paid in shares of Class B common stock (and the remaining amount in cash) with such shares valued based on the average closing prices for the Class B common stock on the ten trading days immediately prior to the applicable interest due date. The cumulative shares issued in connection with the loan interest was 63,255. The interest was to be paid quarterly on the loan. In conjunction with the loan, the Company issued the lender a warrant to purchase up to 89,243 shares of the Company’s Class B Common Stock with an exercise price of $42.02. The warrant expires August 21, 2023. On July 13, 2020 $1,250,000 was converted into 314,070 shares of Class B Common Stock (Note 3). On February 15, 2021 the Company closed the previously announced CTM Sale and since the cancelation of the indebtedness was the purchase price the Company wrote down the loan of $3,750,000, the outstanding balance is nil.

Bank Loans

On November 21, 2018, a VIE (Note 1) controlled by IDWE entered into a loan agreement with a bank that provides for a production financing commitment in the aggregate amount up to CAD $27,700,000. The loan is secured by the VIE’s assets, rights in the related television production’s episodes and distribution agreements for the production and is repayable from the assignment of proceeds of the related license agreements and tax credits, including interest based on the prime rate. IDWE is the guarantor on the loan. The loan has been paid off in full on May 3, 2021.

On June 21, 2018, a VIE controlled by IDWE entered into a loan agreement with a bank that provides for a production financing commitment in the aggregate amount up to CAD $23,521,000. The loan is secured by the VIE’s assets, rights in the related television production’s episodes and distribution agreements for the production and is repayable from the assignment of proceeds of the related license agreements, including interest based on the prime rate. IDWE is the guarantor on the loan. This loan was refinanced on January 4, 2021 with Royal Bank of Canada for a credit facility of CAD $7,868,000 for the purpose of interim financing certain receivables. The loan has been paid off in full on May 10, 2021.

Government loans

On April 2, 2021, the Company received loan proceeds of $1,195,680 (the “PPP Loan”) from Bank of America, N.A. pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, as amended. The PPP Loan, which was in the form of a Note dated April 1, 2021 issued by the Company, matures on April 1, 2026 and bears interest at a rate of 1% per annum, payable monthly commencing on November 2, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company used the entire PPP Loan amount for qualifying expenses

On April 27, 2020, the Company received loan proceeds of $1,195,679 (the “IDWMH PPP Loan”) from Bank of America, N.A. pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The IDWMH PPP Loan, which was in the form of a Note dated April 15, 2020 issued by the Company, matures on April 15, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 24, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties, and under the terms of the loan, payments can be deferred for six months. Funds from the IDWMH PPP Loan may be used primarily for payroll costs and costs used to continue group health care benefits, and, up to a limited extent, on mortgage payments, rent, utilities, interest and other expenses as described in the CARES Act. Under the terms of the PPP, certain amounts of the IDWMH PPP Loans may be forgiven if they are used for those qualifying expenses. The Company used the entire IDWMH PPP Loan amount for those qualifying expenses. On July 20, 2021, the Company received notification from the Lender that the SBA had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount. The forgiveness of the PPP Loan was recognized during the quarter ending July 31, 2021.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Business Segment Information

The Company has the following three reportable business segments: IDWP, IDWE and CTM (discontinued operations).

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

Total Assets (in thousands)

July 31, 2021 for IDWP $13,485, IDWE $4,150 and IDWMH $7,020

July 31, 2020 for IDWP $12,836, IDWE $29,972 and IDWMH $9,258

Operating results for the business segments of the Company are as follows:

(in thousands) (unaudited)	IDWP(a)	IDWE(b)	CTM	IDWMH(c)	Total
			(discontinued operations)	(unallocated overhead)
Three months ended July 31, 2021
Revenues	$6,779	$-	$-	$-	$6,779
Income (loss) from operations	74	(1,842)	-	(314)	(2,082)
Loss from discontinued operations, net	-	-	-	-	-
Net income (loss)	74	(1,890)	-	875	(941)
Three months ended July 31, 2020
Revenues	$5,216	$3,271	$-	$-	$8,487
Loss from operations	(40)	(3,232)	-	(137)	(3,409)
(Loss) income from discontinued operations, net	-	-	(1,126)	-	(1,126)
Net (loss) income	(40)	(3,232)	(1,126)	(150)	(4,548)

(in thousands) (unaudited)	IDWP(a)	IDWE(b)	CTM	IDWMH	Total
			(discontinued operations)	(unallocated overhead)
Nine months ended July 31, 2021
Revenues	$18,416	$6,916	$-	$-	$25,332
Loss from operations	(808)	(5,178)	-	(782)	(6,768)
Loss from discontinued operations, net	-	-	(1,280)	-	(1,280)
Net (loss) income	(808)	(5,063)	(1,280)	2,495	(4,656)
Nine months ended July 31, 2020
Revenues	$16,197	$11,896	$-	-	$28,093
Loss from operations	(594)	(6,622)	-	(646)	(7,862)
Loss from discontinued operations, net	-	-	(3,818)	-	(3,818)
Net loss	(593)	(6,623)	(3,818)	(740)	(11,774)

(a)	IDWP includes Clover Press through March 31, 2020. As of April 1, 2020, Clover Press was valued at the cost method and was no longer consolidated.

(b)	IDWE includes Thought Bubble LLC and Word Balloon LLC which consist of only television costs.

(c)	IDWMH reported net income in the three and nine months ended July 31, 2021 as a result of PPP loan forgiveness and the sale of CTM.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Trade Accounts Receivable and Deferred Revenue

Trade accounts receivable consisted of the following:

(in thousands)	July 31, 2021	October 31, 2020
Accounts receivable	$6,235	$23,246
Less allowance for sales returns	(168)	(296)
Less allowance for doubtful accounts	-	(29)
Accounts receivable, net	$6,067	$22,921

The opening balance of trade accounts receivable as of November 1, 2019 was $43,462,000.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence.

Changes in deferred revenue consisted of the following:

(in thousands)
Beginning balance, October 31, 2020	$2,385
Deferral of revenue	591
Recognition of deferred revenue	(710)
Return of previously collected funds	(22)
Ending balance, July 31, 2021	$2,244

The Company expects to satisfy its remaining performance obligations and recognize approximately 100% of the deferred revenue balance over the next 12 months ending July 31, 2022.

Note 8—Inventory

Inventory is stated at the lower of cost or market determined by the first in, first out method for print.

Inventory consist of the following:

(in thousands)	July 31, 2021	October 31, 2020
Work in progress	$584	$1,004
Finished goods	2,743	2,750
Total	$3,327	$3.754

Note 9—Prepaid Expenses

Prepaid expenses consisted of the following:

(in thousands)	July 31, 2021	October 31, 2020
Royalties and deposits	$2,007	$1,061
Insurance	89	134
Other prepaids	284	166
Total	$2,380	$1.361

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Television costs and amortization

Television costs consisted of the following:

(in thousands)	July 31, 2021	October 31, 2020
In-production	$-	$435
In-development	1,502	2,491
Total	$1,502	$2,926

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands)	2021		2020	2021	2020
Television cost amortization		$-	$5,320	$5,341	$14,182
Television cost impairments		-	-	2,065	-
Total	$		$5,320	$7,406	$14,182

Amortization expense for television costs is expected to be approximately $1,204,000 over the next twelve months ending July 31, 2022. The impairment relates to the adoption of ASU 2019-02 (Note 1).

Note 11—Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	July 31, 2021	October 31, 2020
Royalties	$1,040	$1,268
Payroll, bonus, accrued vacation and payroll taxes	1,176	844
Other	714	346
Total	$2,930	$2,458

Note 12—Property and Equipment

Property and equipment consisted of the following:

(in thousands)	July 31, 2021	October 31, 2020
Equipment	$526	$424
Furniture and fixtures	106	105
Leasehold improvements	826	826
Computer software	24	20
	1,482	1,375
Less accumulated depreciation	(1,114)	(965)
Property and equipment, net	$368	$410

Depreciation expense totaled $62,000, and $61,000 for the three months ended July 31, 2021 and 2020, respectively, and $182,000 and $190,000 for the nine months ended July 31, 2021 and 2020, respectively.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Commitments

Leases

The Company has various lease agreements with terms up to 3 years, including leases of office space, warehouses, and various equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.17 years and the weighted-average discount rate was 4.59% as of July 31, 2021.

The Company recognized lease expense for its operating leases of $124,960 and $374,880 for the three and nine months ended July 31, 2021, respectively and $139,437 and $493,149 for the three and nine months ended July 31, 2020, respectively. The cash paid under operating leases was $149,651 and $436,577 for the three and nine months ended July 31, 2021, respectively and $178,508 and $543,561for the three and nine months ended July 31, 2020, respectively.

At July 31, 2021, the Company had a right-of-use-asset related to operating leases of $1,037,434, accumulated amortization related to operating leases of $615,463, both of which are included as a component of right-of-use assets. At October 31, 2020, the Company had a right-of-use-asset related to operating leases of $1,037,434 and accumulated amortization related to operating leases of $266,488.

As of July 31, 2021, future minimum lease payments required under operating leases are as follows:

Maturity of Lease Liability (in thousands)	Total

Fiscal years ending October 31:
Rest of 2021	$157
2022	354
2023	13
2024	7
Thereafter	-
Total minimum lease payments	$531
Less: imputed interest	(12)
Present value of future minimum lease payments	$519

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Deconsolidation of Subsidiary

a.	Effective April 1, 2020, the Company’s interest in Clover Press decreased to 19.9% and IDWMH no longer consolidates the operations of Clover Press. Accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of Clover Press.

b.	Analysis of assets and liabilities over which the Company lost control

(in thousands)	March 31, 2020
Current assets
Cash and cash equivalents	$215
Trade accounts receivable	1
Inventory	62
Other current assets	9
Noncurrent assets
Intangible assets, net	10
Right-of-use assets	226
Other noncurrent assets	64
Current liabilities
Trade accounts payable	(38)
Operating lease obligation- current	(64)
Related party notes payable	(50)
Non-current liabilities
Operating lease obligations -long term	(169)
Net assets deconsolidated	$266

c.	Loss on deconsolidation of subsidiary

(in thousands)	Nine Month Ended July 31, 2020
Fair value of interest retained	$25
Consideration received	100
Carrying amount of interest retained:
Net assets deconsolidated	(266)
Noncontrolling interests	106
Loss on deconsolidation of subsidiary	$(35)

Loss on deconsolidation of subsidiary was included in other expense on the condensed consolidated statements of operations for the three and nine months ended July 31, 2020. The technique used to measure fair value was calculating the net present value of future EBITDA projected over five years. The transaction was not with a related party. The continuing involvement consists of 19.9% ownership and an officer of IDWMH has one of three seats on the board.

d.	Net cash outflow arising from deconsolidation of the subsidiary

(in thousands)	Nine Month Ended July 31, 2020
The balance of cash and cash equivalents deconsolidated	$(115)

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Discontinued Operations

As a result of the economic downturn related to the outbreak of the COVID-19 virus, and the impact it had on small businesses in the tourist markets, the Company decided to make a strategic shift to dispose of CTM and to focus on its entertainment and publishing businesses.

On February 15, 2021, pursuant to a SPA dated as of July 14, 2020 IDWMH sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by IDWMH to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date, and (iii) a contingent payment if CTM is sold within 36 months the CTM Sale Date for more than $4.5 million. Prior to executing the SPA, the Company obtained a third-party’s valuation of CTM and a fairness opinion that stated the consideration being received by the Company in the CTM Sale was fair. In addition to the Company’s Board of Directors approving the CTM Sale, the Audit Committee of the Board of Directors, which is comprised entirely of independent directors, approved the CTM Sale in compliance with the Company’s Statement of Policy with respect to Related Person Transactions. The CTM Sale was also approved by (1) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock and (2) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock not held by the Chairman or immediate family members of the Chairman, including, without limitation, trusts or other vehicles for the benefit of any of such immediate family members or entities under the control of such persons.  On December 15, 2020, the right, title and interest to the SPA were assigned to The Brochure Distribution Trust, a South Dakota trust.    The Company does not expect to have significant continuing involvement with CTM after the sale closes.

As of July 31, 2020, CTM was reported as a discontinued operation and  CTM’s operations have since been included in the financial statements as discontinued operations. On February 15, 2021, the Company closed the CTM Sale. The loan of $3,750,000 was forgiven in part of the sale and the Company recorded a gain of $2,123,219 based on CTM’s net asset value as of the CTM Sale Date. CTM’s assets are no longer reflected on the financial statements for the periods following the CTM Sale Date and CTM’s operations are only consolidated in the Company’s condensed consolidated statements of operations results until the CTM Sale Date. There was no contingent gain recorded since there was no foreseeable contingent payments to the Company.

Pursuant to ASC 205-20-45-9 general corporate overhead should not be allocated to discontinued operations. The Company did not allocate any corporate overhead to CTM when it began being classified as held for sale in the third quarter of 2020 and continued to not allocate any expenses.

The condensed consolidated statements of operations include the following operating results related to the CTM discontinued operations:

Results of discontinued operations	Three months ended July 31,		Nine months ended, July 31,
(in thousands)	2021	2020	2021	2020

Revenue	$-	$1,272	$1,427	$7,367
Direct cost of revenue	-	718	946	3,645
Selling, general and administrative	-	1,321	1,649	6,124
Depreciation and amortization	-	355	295	919
Bad Debt	-	95	(109)	577
Total costs and expenses	-	2,489	2,781	11,265
Loss from operations	-	(1,217)	(1,354)	(3,898)
Interest expense (income), net	-	(30)	6	(49)
Other income, net	-	121	68	129
Loss before income taxes	-	(1,126)	(1,280)	(3,818)
(Provision for) benefit from income taxes	-	-	-	-
Loss from discontinued operations, net	$-	$(1,126)	$(1,280)	$(3,818)

(i)	Stock based compensation for discontinued operations included in selling, general and administrative expenses is $0 for the nine months ended July 31, 2021.
(ii)	CTM is no longer consolidated into the Company as of February 15, 2021 the CTM Sale Date.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Discontinued Operations (continued)

Cash flows of CTM’s depreciation and amortization, capital expenditures and notable activities for the discontinued operation include:

	Nine months ended July 31,
(in thousands)	2021	2020
Depreciation and amortization	$185	$604
Amortization of finance lease	109	315
Capital expenditure	(22)	(322)
Gain on extinguishment of PPP loan	(68)	-

Significant cash flow transactions recorded on IDWMH as a result of the sale of discontinued operations include:

●	Gain on sale of CTM of $2,123,000

●	Gain on disposal of ROU assets of $97,000

●	Disposal of discontinued operations of ($902,000)

The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to the CTM discontinued operations:

Assets and liabilities of Discontinued Operations	July 31,	October 31,
(in thousands)	2021	2020

Assets
Cash	$-	$1,621
Trade receivables, net	-	844
Prepaid expenses	-	368
Total current assets*	-
Property and equipment, net	-	1,274
Right-of-use assets, net	-	4,649
Intangible assets, net	-	142
Goodwill	-	2,110
Other assets	-	163
Total Assets	$-	$11,171
Liabilities
Trade accounts payable	-	891
Accrued expenses	-	368
Deferred revenue	-	664
Government loan- current portion	-	1,125
Operating lease obligations-current portion	-	909
Finance lease obligations- current portion	-	342
Income taxes payable and other current liabilities	-	71
Total current liabilities*	-
Government loan- long term portion	-	684
Operating lease obligations – long term portion	-	3,034
Finance lease obligations – long term portion	-	452
Total non-current liabilities*	-
Total Liabilities	$-	$8,540

*	The assets and liabilities of the disposal group classified as held for sale are all classified as current on Assets and Liabilities of Discontinued Operations since it’s probable the sale will occur and proceeds will be collected within one year. Therefore, no sub totals between current and non-current have been displayed. Since the sale of the discontinued operations the assets and liabilities are no longer reflected above.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Subsequent events

Management has evaluated subsequent events through September 13, 2021, the date on which the condensed consolidated financial statements were available to be issued. There were no material subsequent events that require recognition or additional disclosures in these condensed consolidated financial statements, except as follows:

On August 6, 2021, IDW Media Holdings, Inc. closed a registered public offering of Class B common stock and EF Hutton, division of Benchmark Investments, Inc. (“EF Hutton”), as representative of the underwriters listed (the “Underwriters”) exercised the overallotment option included as part of the offering in full. The Company sold an aggregate of 2,875,000 shares of the Company’s Class B common stock for gross consideration of $10,350,000 less Underwriters commissions of $724,500 and Underwriters expenses of $75,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited combined financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Registration Statement on Form S-1 as amended filed with the U.S. Securities and Exchange Commission (or SEC) on July 6, 2021 (“the Registration Statement”)

As used below, unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” refer to IDW Media Holdings, Inc., a Delaware corporation, and our subsidiaries.

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

ii.	IDWE, is a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

Prior to February 15, 2021, we also owned CTM, a company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. IDWMH has announced an agreement to sell CTM. Pursuant to a SPA dated as of July 14, 2020 IDWMH sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by IDWMH to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date, and (iii) a contingent payment if CTM is sold within 36 months of the CTM Sale Date for more than $4.5 million.  As of July 31, 2020, CTM was reported as a discontinued operation and  CTM’s operations have since been included in the financial statements as discontinued operations. The sale was consummated on February 15, 2021.

Reportable Segments

We have the following three reportable business segments: IDWP, IDWE and CTM (discontinued operations).

IDWP

IDWP is an award-winning publisher of comic books, original graphic novels, and art books as well as board and tabletop games. Founded in 1999, IDWP has a long tradition of supporting original, powerful creator-driven titles. In 2002, IDWP published 30 Days of Night by Steve Niles and Ben Templesmith followed by other horror titles that kickstarted a resurgence in horror-comic publishing across the industry. Since then, IDWP has significantly diversified its publications. Joe Hill and Gabriel Rodríguez’s Locke & Key, Jonathan Maberry’s V Wars, Stan Sakai’s Usagi Yojimbo, Walter Simonson’s Ragnarök, Beau Smith’s Wynonna Earp, Chris Ryall and Ashley Wood’s Zombies vs Robots, and Joe Hill and Martin Simmonds’ Dying is Easy are just a few of the hundreds of outstanding, award-winning titles published since its inception. Titles such as Canto, Ghost Tree, Road of Bones, Mountainhead, and others are in active development now and IDWP will contunie to focus on creator driven titles.

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

IDWP’s largest segment is the publication of comic book and trade paperback products. Its comics and graphic novels are primarily distributed through three channels: (i) to comic book specialty stores (the “direct market”). Diamond Comic Distributors, Inc. serves as IDWP’s distributor to the direct market, worldwide; (ii) to traditional retail outlets, including bookstores and mass market stores, on a returnable basis (the “non-direct market”). IDWP’s non-direct market distributor is PRH. IDWP works hand-in-hand with PRH to sell-in and promote IDWP titles to buyers at non-direct market customers such as Amazon, Barnes & Noble, Baker & Taylor, Ingram, Follett, Target, Walmart, and more; and (iii) to Ebook distributors (“digital publishers”). IDWP’s publications are widely available digitally through popular distributors such as Comixology, Amazon, Apple iTunes and iBooks, Google Play, Hoopla, Overdrive, and via IDWP’s own website, idwpublishing.com. Through the direct market and non-direct market, IDWP, including its imprint Top Shelf, sold over 4.1 million units in fiscal year 2020 and was recognized as the fourth largest publisher in its category in calendar year 2019.

In 2014 IDWP launched IDW Games to develop and publish card, board, and tabletop games. Similar to IDWP’s book content, IDW Games offers a mix of popular licensed titles, such as Batman the Animated Series, as well as creator developed strategic hobby games, such as Towers of Arkhanos and Tonari. IDW Games’ products are sold to distributors worldwide and are available through retailers such as Gamestop, Barnes & Noble, and Amazon, independent games and comics stores, as well as the direct-to-consumer channel through its website and marketing campaigns.

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

IDWP’s revenues represented 100.0% and 61.5% of our consolidated revenues in the three months ended July 31, 2021 and 2020, respectively and 72.7% and 57.7% in the nine months ended July 31, 2021 and 2020, respectively.

IDWE

IDWE is a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

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

●	Locke & Key premiered on Netflix on February 7, 2020. The show is based on the critically-acclaimed graphic novels of Joe Hill and Gabriel Rodriguez published by IDWP. Season two has been set to air in October 2021 and Season three has been ordered by Netflix.

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

IDWE’s revenues represented 0% and 38.5% of our consolidated revenues in the three months ended July 31, 2021 and 2020, respectively and 27.3% and 42.3% in the nine months ended July 31, 2021 and 2020, respectively.

CTM (Discontinued Operations)

As a result of the economic downturn related to the COVID-19 pandemic, and the impact it had on CTM, the Company decided to sell CTM and focus on our entertainment and publishing business.  Pursuant to a SPA dated as of July 14, 2020 IDWMH sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by IDWMH to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date, and (iii) a contingent payment if CTM is sold within 36 months of the CTM Sale Date for more than $4.5 million. The CTM Sale closed on February 15, 2021 and CTM is only consolidated up until the sale date with the gain reflected separately in the condensed consolidated statement of operations.

COVID-19: Overview of Impacts

●	IDWMH: Received two PPP loans related to core IDWE and IDWP operations.

o	$1,195,679 on April 27, 2020, subsequently forgiven on July 20, 2021
o	$1,195,680 on April 2, 2021

●	IDWE: Industry-wide production suspensions halted filming and production of Wynonna Earp Season four after the completion of six of twelve episodes. IDWE continued its program to develop, package and pitch from its library on remote basis. Writer’s rooms have transitioned to virtual operations.

●	IDWP: Direct market distribution was halted in April 1, 2020 by Diamond, the industry’s primary distributor, and IDWP subsequently furloughed approximately 25% of its workforce. Using the proceeds of PPP loans, IDWP was able to bring back 50% of the furloughed workforce. IDWP transitioned to focus on direct-to-consumer (“DTC”) and indirect market channels, and was able to offset the lost direct market sales. Diamond resumed partial operations on May 20, 2020. In recent months, direct market sales volumes have begun to increase, reaching pre-pandemic levels. Additionally, although most products sold through Diamond, a traditionally non-returnable market, have been made returnable, this has not resulted in a significant increase in returns and sales through PRH, a largely returnable market, have seen decreased overall returns. Effective in April 2021 the return policies have reverted back to pre- COVID. IDWP renegotiated the terms of one of its lease agreements due to COVID-19 impacts. Per ASC 842 guidance the lease liabilities were remeasured as of the modification dates as if the leases were new leases commencing at such time. Accordingly, the ROU assets were adjusted by amounts equal to the adjustments to the lease liabilities. Although the delay in comic releases continues to have an impact on the industry, the impact has been slowly decreasing and returning to pre-COVID-19 levels.

Presentation of Financial Information

Basis of presentation

The condensed consolidated financial statements for the periods reflect our financial position, results of operations, and cash flows. The financial statements have been prepared using the historical basis for the assets and liabilities and results of operations.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, intangible assets with indefinite useful lives, valuation of long-lived assets including intangible assets with finite useful lives and ultimate revenues for television costs. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the condensed consolidated financial statements in the Registration Statement for a complete discussion of our significant accounting policies.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Net income IDW Media Holdings, Inc.

Consolidated

(in thousands) (unaudited)			Change
Three months ended July 31,	2021	2020	$	%
(Loss) from continuing operations	$(2,082)	$(3,409)	$1,327	(38.9%)
Interest expense, net	(13)	(13)	-	0.0%
Other income, net	1,154	-	1,154	nm
Provision for income taxes	-	-	-	nm
Net loss from continuing operations	(941)	(3,422)	2,481	(72.5%)
Net loss from discontinued operations	-	(1,126)	1,126	(100.0%)
Net loss	$(941)	$(4,548)	$3,607	(79.3%)

(in thousands) (unaudited)			Change
Nine months ended July 31,	2021	2020	$	%
Loss from continuing operations	$(6,768)	$(7,862)	$1,094	(13.9%)
Interest income (expense), net	128	(33)	161	(487.9%)
Other income (expense), net	1,141	(61)	1,202	(1970.5%)
Provision for income taxes	-	-	-	nm
Net loss from continuing operations	(5,499)	(7,956)	2,457	(30.9%)
Net loss from discontinued operations	(1,280)	(3,818)	2,538	(66.5%)
Gain on sale of discontinued operations	2,123	-	2,123	-
Net loss	$(4,656)	$(11,774)	$7,118	(60.5%)

nm—not meaningful

Loss from operations. Loss from operations decreased by $1,327,000 in the three months ended July 31, 2021 compared to the three months ended July 31, 2020 due to an increase operating income from IDWP of $114,000 and decreased operating losses from IDWE of $1,390,000, partially offset by an increase in corporate overhead of $177,000.These changes are more fully described in the separate segment analyses below.

Loss from operations decreased by $1,094,000 for the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 due to a decrease in operating losses from IDWE of $1,444,000 offset by an increase in operating losses from IDWP of $214,000 and an increase in corporate overhead of $136,000.  These changes are more fully described in the separate segment analyses below.

Interest income (expense), net increased in the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 by $161,000 due to the interest income from the CRA tax credits.

Other income (expense), net increased for both the three and nine months ended July 31, 2021compared to the three and nine months ended July 31, 2020 as a result of the PPP loan forgiveness of $1,195,680.

Net loss from discontinued operations. Net loss from discontinued operations decreased by $1,126,000 and $2,538,000 for the three and nine months ended July 31, 2021, respectively compared to the three and nine months ended July 31, 2020, respectively due to the sale of CTM which resulted in CTM no longer being consolidating their financials into the Company as of February 15, 2021.

Gain on sale of discontinued operations increased by $2,132,000 for the nine months ended July 31, 2021 compared to July 31, 2020 as a result of the sale of CTM.

IDWP

(in thousands) (unaudited)			Change
Three months ended July 31,	2021	2020	$	%

Revenues	$6,779	$5,216	$1,563	30.0%
Direct cost of revenues	3,509	2,770	739	26.7%
Selling, general and administrative	3,139	2,434	705	29.0%
Depreciation and amortization	52	52	-	0.0%
Bad debt expense	5	-	5	nm
Income (loss) from operations	$74	$(40)	$114	(285.0%)

(in thousands) (unaudited)			Change
Nine months ended July 31,	2021	2020	$	%

Revenues	$18,416	$16,197	$2,219	13.7%
Direct cost of revenues	10,015	8,803	1,212	13.8%
Selling, general and administrative	9,041	7,824	1,217	15.6%
Depreciation and amortization	151	164	(13)	(7.9%)
Bad debt expense	17	-	17	nm
Income (loss) from operations	$(808)	$(594)	$(214)	36.0%

nm—not meaningful

Included in IDWP’s segment from June 1, 2019 through March 31, 2020 is Clover Press. As of April 1, 2020, Clover Press is no longer a consolidated entity and became a cost method investment.

Revenues. Revenues increased by $1,563,000 in the three months ended July 31, 2021, compared to the three months ended July 31, 2020. Publishing revenue increased $1,504,000 driven primarily by several high-performing direct market titles and increased direct-to-consumer sales, and due to the temporary halt of direct market sales in part of 2020 as a result of COVID-19. Games revenue increased $270,000 due to several large games sales. Digital sales increased by $136,000 due to strong sales across all platforms. The foregoing gains were partially offset by decreased licensing and royalty revenues of $240,000 due primarily to co-publishing royalty revenue in 2020. Additionally overall increases in sales returns and discounts of $107,000 related to the increased sales volume.

Revenues increased by $2,219,000 in the nine months ended July 31, 2021, compared to the nine months ended July 31, 2020. Publishing revenue increased $2,850,000 driven by several high-performing direct market titles, increased direct-to-consumer sales and from the temporary halt of direct market sales in 2020 as a result of COVID-19. Digital sales increased $199,000 due to continued strong sales across all platforms. The foregoing increases were partially offset by decreased games revenue of $488,000 due to fulfillment of a direct-to-consumer games campaign in 2020 and decreased licensing and royalty revenues of $160,000 primarily due to co-publishing royalty revenue in 2020. Sales returns and discounts increased by $51,000 due to increased sales volume. Additionally, Clover Press revenues decreased by $131,000 as they are no longer consolidated in the nine months ended July 31, 2021.

Direct cost of revenues. Publishing direct cost of revenues increased by $739,000 in the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Direct cost of revenues increased by $1,212,000 in the nine months ended July 31, 2021, compared to the nine months ended July 31, 2020. IDWP direct cost of revenues consists primarily of printing expenses, costs of artists and writers, and royalties. Additionally, as of July 31, 2021 IDWP performed a full review of project development costs. As a result, it was determined that capitalized creative costs, advanced royalties, and vendor deposits of $320,000 related to projects that would no longer be pursued, and these amounts were expensed. This adjustment is a one-time write-down and will not have impact on financial statements in future periods. Additionally, Clover Press direct cost of revenues decreased by $55,000 as they are no longer consolidated in the nine months ended July 31, 2021.

IDWP’s gross margin for the three months ended July 31, 2021 increased to 48.2% from 46.9% for the three months ended July 31, 2020. Gross margin for the nine months ended July 31, 2021 decreased to 45.6% from 45.7% for the nine months ended July 31, 2020. Increase is principally due to changes in product mix.

Selling, General and Administrative. IDWP selling, general and administrative expenses increased by $705,000 in the three months ended July 31, 2021 compared to the three months ended July 31, 2020 primarily due to increases in salaries and benefits of $370,000, consulting of $288,000, selling and distribution expenses of $85,000, and legal fees of $30,000. These were offset by decreases in marketing expenses of $33,000, occupancy and related expenses of $10,000, and other net decreases of $25,000.

IDWP selling, general and administrative expenses increased by $1,217,000 in the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 primarily due to increases in salaries and benefits of $1,035,000, overhead allocations of $451,000, consulting fees of $354,000, and selling and distribution fees of $44,000. These were offset by decreases in marketing expenses of $250,000 and occupancy and related expenses of $101,000. Additionally, Clover Press consolidated selling, general, and administrative decreased by $316,000 as they are no longer consolidated in the nine months ended July 31, 2021.

As a percentage of IDWP’s revenues, selling, general and administrative expenses in the three months ended July 31, 2021 were 46.3% compared to 46.7% in the three months ended July 31, 2020, and 49.1% in the nine months ended July 31, 2021 compared to 48.3% in the nine months ended July 31, 2020.

IDWE

(in thousands) (unaudited)			Change
Three months ended July 31,	2021	2020	$	%

Revenues	$-	$3,271	$(3,271)	(100.0%)
Direct cost of revenues	305	5,323	(5,018)	(94.3%)
Selling, general and administrative	1,528	1,172	356	30.4%
Depreciation and amortization	9	8	1	12.5%
Income from operations	$(1,842)	$(3,232)	$1,390	(43.0%)

(in thousands) (unaudited)			Change
Nine months ended July 31,	2021	2020	$	%

Revenues	$6,916	$11,896	$(4,980)	(41.9%)
Direct cost of revenues	7,757	14,201	(6,444)	(45.4%)
Selling, general and administrative	4,310	4,292	18	0.4%
Depreciation and amortization	27	25	2	8.0%
Loss from operations	$(5,178)	$(6,622)	$1,444	(21.8%)

nm—not meaningful

Revenues. For the three months ended July 31, 2021 revenues decreased by $3,271,000 compared to the three months ended July 31, 2020, due to significant revenue-generating events in the fiscal 2020 period. In the three months ended July 31, 2020 revenues consisted of delivered episodes from Wynonna Earp of $2,472,000, tax credit for October Faction of $787,000 and other revenues of $12,000.

For the nine months ended July 31, 2021, revenues decreased by $4,980,000 compared to the nine months ended July 31, 2020, due to significant revenue-generating events in the fiscal 2020 period. The revenues from the nine months ended July 31, 2021 included delivered episodes from Wynonna Earp of $3,433,000, the completion of the CRA audit which established the final tax credit for V Wars and October Faction of $3,331,000 and foreign receipts from Dirk Gently of $113,000. In the nine months ended July 31, 2020, revenues consisted of delivered episodes and tax credits from October Faction of $4,819,000. Additionally delivered episodes from Wynonna Earp in the amount of $2,485,000, Locke & Key in the amount of $4,000,000 and foreign sales from Dirk Gently in the amount of $553,000.

Direct costs of revenues. Direct cost of revenues consists primarily of the amortization of production costs that were capitalized during the production of the television episodes and direct costs related to revenue recognized during related periods.

Direct costs of revenues in the three months ended July 31, 2021 decreased by $5,018,000 compared to the three months ended July 31, 2020 mainly due to decreases in revenues. In the three months ended July 31,2021, direct costs consisted of cost refinements to Wynonna Earp of $305,000. In the three months ended July 31, 2020 the related amortization costs were from Wynonna Earp of $3,389,000 and cost refinements from V Wars of $1,934,000.

Direct costs of revenues for the nine months ended July 31, 2021 decreased by $6,444,000 compared to the nine months ended July 31, 2020 mainly due to cost refinements. The amortized television costs for the nine months ended July 31, 2021 consisted of delivered episodes from Wynonna Earp of $5,223,000 and impairment charges of $2,064,000. The amortized television costs for the nine months ended July 31, 2020 included Locke & Key of $1,333,000, Wynonna Earp of $3,389,000, cost refinements from October Faction and V Wars of $9,003,000 and other costs of $6,000.

IDWE’s gross margin for the three months ended July 31, 2021 was 0% compared to negative 62.7% for the three months ended July 31, 2020. Gross margin for the nine months ended July 31, 2021 was negative 12.2% compared to negative 19.4% for the nine months ended July 31, 2020. These gross margin figures are aligned with the explanations provided for revenues and direct costs of revenues.

Selling, General and Administrative. Selling, General and Administrative expenses increased by $356,000 during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was driven by higher salary and benefits of $210,000, overhead allocations of $260,000, equipment rentals of $15,000 and other expenses of $14,000, offset by decrease in marketing of $107,000 and legal fees of $36,000.

Selling, general and administrative expenses increased by $18,000 during the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020. The increase was driven by salary and benefits of $452,000, legal fees of $18,000, recruitment fees of $156,000, overhead allocations of $343,000, equipment rentals of $35,000 and other expenses of $6,000, offset by lower rent of $43,000, marketing of $382,000, promotional production materials $512,000 and accounting fees of $55,000.

As a percentage of IDWE’s revenues, selling, general and administrative expenses in the three months ended July 31, 2021 were 0% compared to 35.8% in the three months ended July 31, 2020, and 62.3% in the nine months ended July 31, 2021 compared to 36.1% in the nine months ended July 31, 2020.

Liquidity and Capital Resources

General

We satisfy our cash requirements primarily through cash provided by the Company’s financing and operating activities. As more fully discussed below, additional sources of financing will be needed to finance the growth of IDWE.

	Nine months ended July 31,
(in thousands) (unaudited)	2021	2020
Cash flows (used in) provided by:
Operating activities	$11,720	$11,812
Investing activities	(1,030)	(487)
Financing activities	(12,983)	(6,777)
Effect of exchange rate changes on cash and cash equivalents	39	(69)
Net (decrease) increase in cash and cash equivalents	$(2,254)	$4,479

Operating Activities

Our cash flow from operations varies from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. The delivery of episodes from IDWE fluctuates the timing of cash receipts. Cash flows were used in operating activities based on some these factors amounting to approximately $11,720,000 and $11,812,000 for the nine months ended July 31, 2021 and 2020, respectively.

Investing Activities

Our capital expenditures were approximately $128,000 and $372,000 in the nine months ended July 31, 2021 and 2020, respectively.

Financing Activities

During the nine months ended July 31, 2021 and 2020 we repaid bank loans in the amounts of $14,204,000 and $19,726,000, respectively. In the nine months ended July 31, 2021 and July 31, 2020 the Company received PPP loans of $1,195,680 and $1,195,679, respectively related to IDW operations. In addition, we issued common stock for $25,000 and $14,561,000 in the nine months ended July 31, 2021 and 2020, respectively.

Changes in Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable decreased to approximately $6,067,000 at July 31, 2021 compared to $22,921,000 at October 31, 2020 principally due to changes in the accruals and collection of IDWE revenue, as well as the timing of receipts of payments of other receivable balances. The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 2.77% at July 31, 2021 compared to 0.13% at October 31, 2020, reflecting the decrease in receivable balances and our collectible receivable experience.

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

The COVID-19 pandemic has had a negative financial impact on our business with regard to (a) the temporary closure of IDWP’s comic book distributor due to COVID-19 disruptions, and (b) production delays of IDWE’s television show Wynonna Earp. Its production schedule has been delayed which was a direct result of the COVID-19 pandemic that has affected virtually the entire filmed entertainment industry. This production delay has negatively impacted the delivery, which in turn will push out our cash receipts.

In the fourth quarter of fiscal 2020 we paid “pull down” costs pursuant to a previously announced, multi-year agreement with Cineflix related to international sales of Wynonna Earp. Specifically, under this agreement, IDWE purchased the distribution rights to seasons one and two of Wynonna Earp from the current licensor (Netflix) and has agreed to transfer those rights to Cineflix.  Cineflix will be the international distributor of all four seasons of Wynonna Earp.  Due to changes in competition as well as the COVID-19 pandemic, the Cineflix deal is not expected to contribute as much as originally expected to IDWE’s revenue and operating cash flow in fiscal years 2021 and 2022 as originally anticipated at the inception of the deal.

The Offering

On August 6, 2021, IDW Media Holdings, Inc. closed a registered public offering of Class B common stock and EF Hutton, as representative of the Underwriters exercised the overallotment option included as part of the offering in full. The Company sold an aggregate of 2,875,000 shares of the Company’s Class B common stock for gross consideration of $10,350,000 less Underwriters commissions of $724,500 and Underwriters expenses of $75,000.

We anticipate that our expected cash inflows from operations during the next twelve months together with our working capital, including the balance of cash and cash equivalents held as July 31, 2021 and proceeds from the offering closed on August 6, 2021 will be sufficient to sustain our next year of operations.

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

Foreign Currency Risk

IDWE is the obligor on certain loans from Canadian lenders that are denominated in CAD. There is a foreign currency exchange risk, as the value of liabilities denominated in CAD will fluctuate due to changes in exchange rates, which will affect our production costs.

Foreign Exchange Balances Held in CAD ( in thousands)	July 31, 2021	October 31, 2020
Cash and cash equivalents	$102	$937
Accounts receivable	-	16,355
Bank loans	-	18,917
Total	$102	$36,209

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from the risk factors included in our Registration Statement on Form S-1 filed on July 6, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDW Media Holdings, Inc.

Date: September 13, 2021	By:	/s/ Ezra Y. Rosensaft
	Name:	Ezra Y. Rosensaft
	Title:	Chief Executive Officer

Date: September 13, 2021	By:	/s/ Karina M. Fedasz
	Name:	Karina M. Fedasz
	Title:	Chief Financial Officer