Form 10-K
period 2021-10-31
IDW MEDIA HOLDINGS, INC.
filed 2022-01-20
CIK 1463833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2021.

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-34355

IDW MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4831346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Broad Street, Newark, New Jersey 07102

(Address of principal executive offices, zip code)

(973) 438-3385

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, par value $0.01 per share	IDW	NYSE American

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of January 17, 2022 was:

Class B common stock, par value $0.01 per share:	12,430,676 shares (excluding 519,360 treasury shares)
Class C common stock, par value $0.01 per share:	545,360 shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held April 5, 2022, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index
IDW MEDIA HOLDINGS, INC.
Annual Report on Form 10-K

i

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

Our business is subject to numerous risks as described in this section. Some of these risks include:

The loss of the main distributor IDWP depends on for its publications could have a material adverse effect on IDWP’s business, prospects and financial condition and the agreement with one of the two primary distributors has expired.

IDWP’s publications may be less successful than anticipated.

IDWP cannot control certain publication delays, cancellations and shipping delays which could adversely affect IDWP’s sales and its ability to meet delivery obligations.

IDWP cannot control the increased industry costs in shipping, printing and paper which in turn impact gross margins.

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on IDWE’s operations.

The public health risk of COVID-19 and its impact on productions could adversely affect IDWE’s business.

Increased costs for programming and other rights, as well as judgments we make on the potential performance of IDWE’s content, may adversely affect IDWE’s profits and balance sheet.

ii

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDW Media Holdings,” “we,” “us,” and “our” refer to IDW Media Holdings, Inc., a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ended October 31, 2021).

Item 1. Business.

OVERVIEW

We were incorporated in the State of Delaware in May 2009.

In 2009, IDT Corporation, our former parent corporation, completed a tax-free spinoff (the “Spin-Off”) of the Company through a pro rata distribution of our common stock IDT’s stockholders.

IDW Media Holdings, Inc., a Delaware corporation, is a holding company consisting of the following principal businesses:

●	IDW Publishing, or IDWP, a publishing company that creates comic books, graphic novels, digital content through its imprints IDW, Top Shelf Productions, Artist’s Editions and The Library of American Comics; and

●	IDW Entertainment, or IDWE, is a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

IDWP is an award-winning publisher of comic books, original graphic novels, and art books. Founded in 1999, IDWP has a long tradition of supporting original, powerful creator-driven titles. In 2002, IDWP published 30 Days of Night by Steve Niles and Ben Templesmith followed by other horror titles that kickstarted a resurgence in horror-comic publishing across the industry. Since then, IDWP has significantly diversified its publications. Joe Hill and Gabriel Rodríguez’s Locke & Key, Jonathan Maberry’s V Wars, Stan Sakai’s Usagi Yojimbo, Beau Smith’s Wynonna Earp, Alan Robert’s The Beauty of Horror adult coloring books, and Darwyn Cooke’s graphic novel adaptations of Richard Stark’s Parker novels are just a few of the hundreds of outstanding, award-winning titles published since its inception.

IDWE is a production company and studio that develops and produces content and formats for global platforms and services. Most recently, in partnership with Netflix, IDWE launched the second season of Locke & Key, with a third season already planned for Fall/Winter 2022. In addition, a new live action series based on the graphic novel Surfside Girls, is in production for Apple TV+.

Financial information by segment is presented in Note 6 in the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (212) 658-1450 and our corporate web site’s home page is www.idwmediaholdings.com.

We make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our web site (https://idwmediaholdings.com/investors/) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our web site also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Recent Developments

On August 6, 2021, we closed a registered public offering of our Class B common stock underwritten by EF Hutton, division of Benchmark Investments, Inc. (“EF Hutton”). We sold an aggregate of 2,875,000 shares of our Class B common stock for gross consideration of $10,350,000 (including EF Hutton’s exercise in full of the overallotment option) less Underwriters commissions of $724,500 and Underwriters expenses of $75,000.

IDWP’s smash-hit comics series Teenage Mutant Ninja Turtles: The Last Ronin shattered all expectations and has surpassed an incredible 650,000 copies in print! Demand for Kevin Eastman and Peter Laird’s epic tale of a dystopian TMNT future continues to soar leading into the series finale.

The new IDW Digital Experience launched in Fall 2021 with a new website and mobile app with increased marketing and sales capabilities and improved user experience.

IDWP celebrated a milestone 30th Anniversary for Sonic the Hedgehog in June 2021, with special anniversary comics and graphic novels and a major marketing campaign resulting in increased sales and brand awareness.

In 2021, IDWP titles brought home prestigious industry awards including 5 Ringo Awards, 2 Reuben Awards, and 3 Eisner Awards.

In October 2021, Locke & Key, the smash hit series based on the IDWP’s graphic novels written by Joe Hill and illustrated by Gabriel Rodríguez, premiered its second season on Netflix and led to a sales spike in comics and graphic novels. The third season, which has already been shot, will premiere on Netflix Fall/Winter of 2022.

In December 2021, Apple TV+ greenlit and went into production on our original live action kids’ series Surfside Girls based on the Top Shelf Productions graphic novels by Kim Dwinell; developed and produced in conjunction with Endeavor Content.

COVID-19: Overview of Impacts

IDWMH: Received two PPP loans related to core IDWE and IDWP operations.

o	$1,195,679 on April 27, 2020, subsequently forgiven on July 20, 2021

o	$1,195,680 on April 2, 2021, subsequently forgiven on October 27, 2021

●	IDWE: Industry-wide production suspensions halted filming and production of Wynonna Earp Season four after the completion of six of twelve episodes. IDWE continued its program to develop, package and pitch from its library on remote basis. Writer’s rooms have transitioned to virtual operations.

●	IDWP: Direct market distribution was halted in April 1, 2020 by Diamond Comic Distributors, Inc. (Diamond), the industry’s primary distributor, and IDWP subsequently furloughed approximately 25% of its workforce. Using the proceeds of PPP loans, IDWP was able to bring back 50% of the furloughed workforce. IDWP transitioned to focus on direct-to-consumer (“DTC”) and indirect market channels, and was able to offset the lost direct market sales. Diamond resumed partial operations on May 20, 2020. Direct market sales volumes have since risen, past pre-COVID-19 levels and most products sold through Diamond have reverted back to pre-COVID-19 non-returnability with limited exceptions. Sales through Penguin Random House Publisher Services (PRHPS), a largely returnable market, have seen decreased overall returns. Effective in April 2021, the return policies have reverted back to pre-COVID-19. IDWP renegotiated the terms of one of its lease agreements due to COVID-19 impacts. Per ASC 842 guidance the lease liabilities were remeasured as of the modification dates as if the leases were new leases commencing at such time. Accordingly, the Right-Of-Use assets were adjusted by amounts equal to the adjustments to the lease liabilities. Although the delay in comic releases continues to have an impact on the industry, the impact has been slowly decreasing and returning to pre-COVID-19 levels.

Business Description

In Fiscal 2021, our principal businesses consisted of:

i.

IDWP, a publishing company that creates comic books, graphic novels, digital content and games through its imprints IDW, IDW Games, Top Shelf Productions, Artist’s Editions and The Library of American Comics; and

ii.

IDWE, is a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television. Most recently, in partnership with Netflix, IDWE launched the second season of Locke & Key, with a third season already planned for Fall/Winter 2022. In addition, a new live action series based on the graphic novel Surfside Girls, is in production

During calendar 2021, we began to winddown IDW Games and, going forward, IDW Games is only backfilling final orders Prior to February 15, 2021, we also owned CTM Media Group (CTM), a company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. On February 15, 2021, we consummated the sale of CTM to an assignee of Howard Jonas, the Company’s Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness we owed to our Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the sale, and (iii) a contingent payment if CTM is sold within 36 months of the sale for more than $4.5 million. As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the financial statements as discontinued operations.

IDW Publishing

IDWP’s focus is to expand and market its library of titles, from both creator-owned titles in our IDW and Top Shelf brands; and also, in partnership with our top-of-class creative partners under our IDW brand. IDWP works synergistically with IDWE to develop new titles and to support existing titles.

IDWP is an award-winning publisher of comic books, original graphic novels, and art books. Founded in 1999, IDWP has a long tradition of supporting original, powerful creator-driven titles. In 2002, IDWP published 30 Days of Night by Steve Niles and Ben Templesmith followed by other horror titles that kickstarted a resurgence in horror-comic publishing across the industry. Since then, IDWP has significantly diversified its publications. Joe Hill and Gabriel Rodríguez’s Locke & Key, Jonathan Maberry’s V Wars, Stan Sakai’s Usagi Yojimbo, Beau Smith’s Wynonna Earp, Alan Robert’s The Beauty of Horror adult coloring books, and Darwyn Cooke’s graphic novel adaptations of Richard Stark’s Parker novels are just a few of the hundreds of outstanding, award-winning titles published since its inception.

In 2015, IDWP acquired Top Shelf Productions, an award-winning critically acclaimed publisher of graphic novels, which continues to operate as a thriving imprint. Top Shelf Productions is renowned for publishing works of literary significance including the #1 New York Times and Washington Post bestselling trilogy, March, by Congressman John Lewis, Andrew Aydin, and Nate Powell. March is the only graphic novel to have won the National Book Award and is the second most taught graphic novel in schools. In July 2019, Top Shelf Productions released George Takei’s graphic memoir, They Called Us Enemy, which debuted at #2 on the New York Times Paperback Nonfiction Best Sellers list and as a #1 bestseller on Amazon. Both titles are now perennial bestsellers and considered two of the finest non-fiction graphic novels ever made. Other iconic Top Shelf Productions titles include Kim Dwinell’s Surfside Girls, Jeff Lemire’s Essex County and The Underwater Welder, and Hannah Templer’s Cosmoknights.

In addition to its core of creator-driven franchises, IDWP has also partnered with the owners of major licensed brands to publish many successful licensed titles, including Hasbro’s Transformers, G.I. Joe, Dungeons & Dragons and My Little Pony; Sega’s Sonic The Hedgehog; CBS’s Star Trek; Viacom’s Teenage Mutant Ninja Turtles; Toho’s Godzilla; and Lucasfilm’s Star Wars Adventures. These licensed titles bring with them diverse built-in audiences and build cache and retailer support for IDWP. With licensed franchises, IDWP’s strategy is to focus not only on licenses that have eager, built-in fan followings but also ongoing licensor support through other channels, such as toys, animation, and film. This strategy enables IDWP to expand its audience reach and to pursue sub-license opportunities with foreign publishers. IDWP also collaborates with other comic book publishers to co-publish certain titles, including Batman vs. Teenage Mutant Ninja Turtles and Locke & Key/The Sandman Universe: Hell & Gone (with DC Comics), Rick & Morty vs. Dungeons & Dragons (with Oni Press, Inc.) and Godzilla vs. Power Rangers (with Boom Studios).

IDWP is also home to Artist’s Editions, oversized deluxe hardcovers featuring scans of original art printed at the same size they were drawn with all the distinctive creative nuances that make original art unique. Some of the standout Artist’s Editions titles include Jim Lee’s X-Men, Mike Mignola’s Hellboy, David Mazzucchelli’s Daredevil Born Again and Jim Sterako’s Nick Fury Agent of SHIELD.

Many of IDWP’s titles are available worldwide through foreign licensing with 642 titles available in 62 territories in 24 languages. In 2020, IDW kicked off a major new initiative to release key titles as Spanish-language graphic novels in the North American market with the release of Spanish-language editions of They Called Us Enemy, Red Panda & Moon Bear, Locke & Key and Sonic the Hedgehog.

IDWP’s largest segment is the publication of comic book and trade paperback products. Its comics and graphic novels are primarily distributed through three channels: (i) to comic book specialty stores (the “direct market”). Diamond serves as IDWP’s distributor to the direct market, worldwide and beginning June 1, 2022, PRHPS will replace Diamond as IDWP’s distributor to the direct market. Although returnability was offered temporarily on products sold to the direct market in light of COVID-19, most products have reverted back to pre-COVID-19 non-returnability; (ii) to traditional retail outlets, including bookstores and mass market stores, on a returnable basis (the “non-direct market”). IDWP’s non-direct market distributor is PRHPS. IDWP works together with PRHPS to sell-in and promote IDWP titles to buyers at non-direct market customers such as Amazon, Barnes & Noble, Baker & Taylor, Ingram, Follett, Target, Walmart, and more; and (iii) to Ebook distributors (“digital publishers”). IDWP’s publications are widely available digitally through popular distributors such as Comixology, Amazon, Apple iTunes and iBooks, Google Play, Hoopla, Overdrive, and via IDWP’s own webstore at idwpublishing.com. Through the direct market and non-direct market, IDWP, including its imprint Top Shelf Productions, sold over 5.2 million units in fiscal year 2020 and was recognized as the fourth largest publisher in its category in calendar year 2019.

IDWP’s original agreement with Penguin Random House in June 2016 had a three-year term and automatically renewed for another three years unless terminated earlier.  Pursuant to the agreement, Penguin Random House is the exclusive worldwide distributor for all IDWP products other than periodical comic books for the non-direct market channel, and provides of the following services: warehousing, customer service, order fulfilment, shipping, returns processing, billing/collections, customer credit management, sales, sales reporting, stock control and Web-access to sales and inventory information.  In addition, to the non-direct market channel, IDWP’s agreement allows for Penguin Random House to provide distribution on a non-exclusive basis for the direct-to-consumer channel through Penguin Random House online consumer sites in the United States and Canada.

The agreement obligates Penguin Random House to, among other things, use reasonable skill and care in accordance with its usual practice in providing the services; and maintain a reserve against future returns. The agreement provides for the allocation of risk related to the products to be distributed between the IDWP and Penguin Random House and related to collection of amounts owing.

The agreement provides that both IDWP and Penguin Random House will not be liable to each other for failure to perform any obligation under the agreement to the extent that and so long as the failure is caused matters beyond their control.

The agreement also provides that either party may terminate the agreement upon a material or persistent uncured breach by the other party, or, on six months’ notice following a change of control of either party or party’s parent.

The agreement also contains customary indemnification and confidentiality provisions.

In June 2021, the original agreement with PRHPS was amended pursuant to which the original term was extended to March 31, 2024 and IDWP granted PRHPS exclusive worldwide multi-year sales and distribution rights for IDWP’s newly published and backlist comic book periodicals, trade collections, and graphic novels to the Direct Market comic shops beginning June 1, 2022. Pursuant to the amendment, PRHPS will (1) provide warehousing, customer service, order fulfilment, shipping, returns processing, billing/collections, customer credit management, sales, sales reporting, stock control and Web-access to sales and inventory information for IDWP’s single issue comic books and other products manufactured by IDWP and intended for distribution to the direct market and (2) maintain and operate a .biz retailer website for the provision of such services to IDWP.

In 2014, IDWP launched IDW Games to develop and publish card, board, and tabletop games. Similar to IDWP’s book content, IDW Games offered a mix of popular licensed titles and creator developed strategic hobby games. IDW Games’ products were sold to distributors worldwide and are available through retailers such as Gamestop, Barnes & Noble, and Amazon, independent games and comics stores, as well as the direct-to-consumer channel through its website and marketing campaigns. In calendar 2021, the Company wound down IDW Games and, going forward, IDW Games is only backfilling final orders.

To further expand and build creator-owned properties beyond publishing, IDWP works with IDWE, as well as other outside partners, to bring creator-owned franchises to television and film through licensing arrangements.

To expand its business and outperform its industry competitors, IDWP continues to focus on launching new creator-owned titles and partnering with established brands to bring fan-favorite properties to the comics market. IDWP is expanding the reach of existing and new products through the development of specialty, library, and education markets; increased direct-to-consumer initiatives; and broadening the reach of creator-driven series through licensing opportunities.

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

IDWP’s revenues represented 78% and 62.5% of our consolidated revenues in the fiscal years ended October 31, 2021 and 2020, respectively.

IDW Entertainment

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

IDWE has developed and/or produced three series for television that premiered in calendar 2020 and 2021:

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

●

V Wars debuted on Netflix on December 5, 2019. The 10-episode vampire thriller stars Ian Somerhalder and was produced by High Park Entertainment. The series was based upon Jonathan Maberry’s IDWP comic book series of the same name. The rights to IDWE’s streaming genre series V Wars reverts back to IDW in 2022; as a result we will be exploring opportunities to monetize the past season and potential opportunities to continue the story with a new partner.

●

October Faction premiered on Netflix on January 23, 2020. The 10-episode show was based on the IDWP comics of Steve Niles and Damien Worm and was adapted by showrunner Damian Kindler and starred Tamara Taylor and J.C. MacKenzie. It was also produced by High Park Entertainment.

●

Locke & Key premiered on Netflix on February 7, 2020. The show is based on the critically-acclaimed graphic novels of Joe Hill and Gabriel Rodriguez published by IDWP.  Season two has been set to air in October 2021 and Season three has been ordered by Netflix.

●	Locke & Key premiered on Netflix on February 7, 2020. The show is based on the critically-acclaimed graphic novels of Joe Hill and Gabriel Rodriguez published by IDWP. Season two has been set to air in October 2021 and Season three has been ordered by Netflix.

●	IDWE recently closed a deal to develop a new animated series based on one of our popular Top Shelf graphic novels with a major kid’s cable network.

Surfside Girls is currently in production for Apple TV+ and is based on the Top Shelf graphic novel of the same name. The 10-episode season one live-action series will wrap production in February 2022 and, while there is no release date yet announced, will most likely premiere before the end of 2022.

While in the past IDWE focused solely on TV development and production opportunities, a broadening of our strategic goals has evolved to focus on the building of a film slate and podcast opportunities. With more varied opportunities for our content and IP, we will be able to grow our brand, expand the perception of what IDWE does, and ultimately grow revenue and opportunities as an entertainment production/studio in the comic book/graphic novel space.

IDWE’s revenues represented 22.0% and 37.5% of our consolidated revenues in the fiscal years ended October 31, 2021 and October 31, 2020, respectively.

CTM (Discontinued operations)

As a result of the economic downturn related to the COVID-19 pandemic, and the impact it had on CTM, the Company decided to sell CTM and focus on our entertainment and publishing business.  Pursuant to a SPA dated as of July 14, 2020, we sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by us to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date, and (iii) a contingent payment if CTM is sold within 36 months of the CTM Sale Date for more than $4.5 million.  The CTM Sale closed on February 15, 2021 and CTM is only consolidated up until the sale date with the gain reflected separately in the consolidated statement of operations.

Our Strategy

IDWP and IDWE work together to jointly and synergistically develop and produce books and entertainment so as to allow us to capitalize on the global demand for original content from streaming services as well as traditional broadcast and other networks and other content services. We seek to improve our strategic positioning across all media, whenever possible and financial performance by primarily focusing on development of entertainment that can generate value from our intellectual property and to increase coordination between IDWP and IDWE to improve our development pipeline. To date, we have sold projects to Hulu, Syfy, BBC America, Netflix and Endeavor Content, while others are in active discussion. We believe that our potential projects would be attractive to a broad range of potential distribution channels and participants.

We seek to own “all rights” to intellectual property (“IP”) of our content in order to, afford us significant production-based fees supplemented by merchandising, games, video and other fandom-driven revenue opportunities.

We believe that our key strategic points of differentiation include:

●	IP creation, control and ownership through a creator-friendly (e.g., Steve Niles, Joe Hill) publishing engine and high-value licenses (e.g. ViacomCBS, Sega).

●	TV and film development, production and distribution (e.g., Surfside Girls, Locke & Key) with a platform agnostic approach to partnership.

●	Merchandise via partnerships and direct-to-consumer sales.

Given recent developments surrounding COVID-19, IDWP has revised its ongoing release schedule to better align with the needs and capacity of the changing retail marketplace. IDWP continues to serve both the direct and non-direct markets through its distribution partners and has added an increased focus on direct to consumer, digital initiatives, and development of merchandise. Content generation remains a key priority for IDWP as we continue to launch new creator-owned titles and expand partnerships with established brands to bring fan-favorite properties to the comics, graphic novel, and games markets. During the market slowdown, IDWP was able to quickly reduce ongoing content production to better suit the needs of the organization at the time, picking back up as the market showed signs of recovery.

In an effort to manage the risks associated with COVID-19, IDWE diversified its development slate and staffed appropriately to focus on both kids and adult animation projects, which minimize the effects of COVID-19 through remote work-from-home initiatives. IDWE can shift into work-from-home protocols seamlessly thanks to our centralized filing and workflow systems. Though television will remain the core business, we are also expanding into podcasts, and other digital content as a way to increase the creation of IP.

Competition

IDWP competes most directly with both public and privately held companies that publish or license for publishing comic books and graphic novels, and further develop their franchises through digital media including shows and feature films. Public company competitors for IDWP include Disney (Marvel) and WarnerMedia (DC). Privately held competitors include Oni Press, Boom! Studios, Dark Horse (Embracer Group) and Image Comics.

IDWE competes with all forms of entertainment. A significant number of companies produce and/or distribute television shows and films, and provide pay television and SVOD programming services. IDWE also competes to obtain creative talents and story properties that are essential to the success of our IDWE business.

The success of our operations is heavily dependent upon public taste and preferences. In addition, operating results fluctuate due to the timing and performance of releases in the television and book markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

Intellectual Property

There are two primary sources of the content that IDWP develops, publishes, and exploits across a range of distribution channels:

●	Original, creator-owned material that marks its debut to the consuming public via IDWP’s published products (“Creator Content”); and

●	Content that has already been successfully exploited in other media (“Licensed Content”).

IDWP enters into publishing agreements with owners of both Creator Content and Licensed Content pursuant to which IDWP licenses the right to exploit such content (“Publishing Agreements”).

IDWP’s Publishing Agreements grant to IDWP exclusive, long term, worldwide rights to publish and sell the licensed content in all languages via traditional channels such as print and digital comics, graphic novels, and trade collections, and niche channels such as board games, coloring books, audio on demand, and high-end limited edition publications (“Publishing Rights”).

A smaller percentage of Publishing Agreements cover a more limited range of licensed rights in order to accommodate pre-existing products and markets already established by licensors such as foreign publishers seeking to have IDWP publish an English only version, licensed content owners seeking expansion into niche markets that can be more successfully exploited by IDWP, and establish authors who have already enjoyed publishing success prior to partnering with IDWP.

Many of IDWP’s Creator Content Publishing Agreements also grant to IDWP exclusive film, television, merchandising, and other ancillary worldwide rights in all formats, languages, and current and future media and delivery technologies (“Ancillary Rights”) that can then be exploited through IDWE or otherwise.

IDWP exploits the Publishing Rights via sales to comic book specialty stores, traditional retail outlets, and direct to consumers, and via sublicenses to digital distribution platforms and foreign territory sub-publishers.

IDWP exploits the Ancillary Rights primarily via its relationship with IDWE, but also through other third-party buyers.

IDWP has registered and owns domain names that it uses to digitally promote and sell its products. It also has trademarked its name and logo, as well as the name and logo of its Top Shelf Productions imprint.

IDWP has developed game mechanics for certain of its game products that it treats as proprietary intellectual property in its Publishing Agreements.

Regulation

The County of Los Angeles, in the state of California, has been subject to regulatory protocols associated with reopening the music, television and film production industries, which were closed as a result of COVID-19. Effective June 12, 2020, the County of Los Angeles Department of Public Health adopted a staged approach, supported by science and public health expertise, to allow music, television and film production to resume. These protocols, which are required to be adhered, cover (1) workplace policies and practices to protect employee health; (2) measures to ensure physical distancing; (3) measures to ensure infection control; (4) communication with employees and the public; and (5) measures to ensure equitable access to critical services. We are complying with all regulatory protocols associated with the County of Los Angeles Department of Public Health.

Employees

As of January 19, 2022, the Company had 78 full-time United States employees and 3 part-time employees, including 58 full-time employees and 2 part-time employees at IDWP, 10 full-time employees at IDWE, and 10 full-time employees and 1 part-time employee at IDW Media Holdings.

Item 1A. Risk Factors.

RISK FACTORS

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document. The trading price of our common stock could decline due to any of these risks. Note that references to “our”, “us”, “we”, “the Company”, etc. used in each risk factor below refers to the business about which such risk factor is provided.

Risks Associated with Our Business

Public health threats could have an adverse effect on the Company’s operations and financial results

In early 2020, the spread of the COVID-19 virus resulted in a worldwide pandemic. We are actively monitoring the COVID-19 pandemic, the restrictive measures imposed to combat its spread and their potential and actual impact on each of our operating segments. While we believe that, in 2021, there has been significant improvement due to global and domestic vaccination efforts, we cannot predict the ongoing impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, and our operations and our customers and partners may continue to be impacted.

In February 2021, due to the impact of the COVID-19 pandemic on the travel and tourism markets, we sold CTM.  CTM had substantially suspended operations in March 2020 as key clients closed and tourism halted in key markets and gradually resumed partial operation since June 2020 in accordance with and as permitted by state and local COVID-19 regulations. In March 2020, CTM furloughed all non-essential personnel, approximately 90% of its workforce, and has gradually been growing its active personnel roster as needed in its resumption of operations.

In April 2020, as a result of the COVID-19 pandemic, IDWP’s direct-market distributor paused the release of new product, including IDWP’s; the direct-market distributor’s operations resumed in a limited capacity in late May 2020 and continue at an increasing rate as of the date of this Prospectus, and IDWP’s products have resumed being distributed. Many retailers experienced closures, reduced operations, or de-prioritization of entertainment products, such as books and games, throughout the COVID-19 pandemic resulting in decreased sales of certain of IDWP’s products. Additional closures, restrictions, or virus spikes could have a further negative impact on IDWP’s distribution channels and retail customers. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on distributions, purchasing, sales, returns, cash receipts and overall revenue.

The COVID-19 pandemic resulted in the production of television shows being periodically suspended depending on local governmental authorities and regulatory requirements in place at any given time. Due to various uncertainties, including the ultimate geographic spread of the virus, the rise of variants that may occur, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities, further production risks could arise.

For all these reasons, the COVID-19 pandemic could have a material adverse impact on our business and financial results.

We have a history of continued operating losses at IDWE and IDWP and cannot be certain of our future profitability.

We had accumulated a net deficit through October 31, 2021, of approximately $80.1 million. Prior to the CTM Sale, which closed on February 15, 2021, and until the start of the COVID-19 pandemic in April 2020, we often used cash flows from CTM to partially provide funding for corporate overhead and for our IDWP and IDWE operations. In Fiscal 2021, we generated positive cash flow of $7.9 million, while IDWE, IDWP and CTM generated negative cash flow of $0.5 million, $0.3 million and $1.6 million, respectively. In Fiscal 2020, we and CTM generated positive cash flow of $8.0 million and $.8 million, respectively, while IDWP and IDWE generated negative cash flow of $5.8 million and $1.0 million, respectively.

We may incur losses in the foreseeable future as we may seek financing for, and invest in, our IDWE and IDWP businesses and operations. While our Chairman of the Board has previously provided us with financing on favorable terms and conditions, there is no guarantee that we will be able to secure such financing from our Chairman of the Board in the future on favorable terms or at all. The time required for us to become profitable is uncertain, and there can be no assurance that we will obtain the financing required or achieve profitability on a sustained basis, if at all. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, without limitation: the impact of the COVID-19 pandemic, the ability to sell comic books, graphic novels, television and other media related sales to minimize the lag from negotiations to then sell in various theatre forms as noted above with a quick enough turn around rate to establish profitability ; our ability to attract, retain and motivate qualified personnel; specific economic conditions in the entertainment and publishing markets; and general economic conditions.

Risks Related to IDWP

IDWP will depend on one main distributor for its direct market and non-direct market publications commencing June 2022 and such dependence subjects IDWP to the risk that such distributor may be unable to perform their obligations to IDWP.

Historically, IDWP depended on Diamond Comic Distributors, Inc., or Diamond, and Penguin Random House Publisher Services, or Penguin Random House, to distribute the vast majority of its publications. Diamond, which handles the vast majority of all comic book publishers’ direct market (i.e., comic book stores) distribution, distributes all of IDWP’s products for the direct market. As a result of the COVID-19 pandemic, IDWP offered full returns in the direct market through Diamond on comic titles through the end of February 2021 and limited returns through May 2021. Effective at the end of May 2021, the return policies have reverted back to pre-pandemic. While this is designed to reduce inventory risk for retailers, there is a possibility the marketplace could experience an irrecoverable downward trend that may trigger higher returns in a given month or quarter.

Penguin Random House distributes substantially all of IDWP’s products to non-direct market accounts (i.e., bookstores, libraries, mass market) and commencing in June 2022 will distribute to all of IDWP’s direct market accounts. Should either Diamond (until June 2022) or Penguin Random House fail to perform under the applicable distribution agreement or if either company were to experience financial difficulties that would hinder performance, distribution to the direct or non-direct market, respectively, would be significantly impaired in the short term, and IDWP’s ability to distribute and receive proceeds from its publications would be impaired which would have a material adverse impact on our business and financial results. In the first six weeks of the COVID-19 pandemic in 2020, Diamond temporarily ceased distributing IDWP’s comic books but has since resumed distribution.

The inability or unwillingness of either Diamond or Penguin Random House to perform its distribution obligations to IDWP could have a material adverse effect on IDWP’s business, prospects and financial condition.

The loss of the main distributor IDWP depends on for its publications could have a material adverse effect on IDWP’s business, prospects and financial condition and the agreement with one of the two primary distributors has expired.

Historically, IDWP depended on Diamond and Penguin Random House to distribute the vast majority of its publications. Commencing in June 2022, Penguin Random House will serve as IDWP’s main distributor. The loss by IDWP of Penguin Random House as a distributor of its publications could have a material adverse effect on IDWP’s business, prospects and financial condition..

IDWP may not be able to respond to changing consumer preferences and its sales may decline.

IDWP operates in highly competitive markets that are subject to rapid change, including changes in customer preferences. There are substantial uncertainties associated with IDWP’s efforts to develop successful publications and products for its customers. New fads, trends, and shifts in popular culture could affect the type of creative media consumers will purchase. Content in which IDWP has invested significant resources may fail to attract significant consumer demand at the time it is published. IDWP regularly makes significant investments in new products that may not be profitable, or whose profitability may be significantly lower than IDWP has experienced historically. A loss in sales due to the foregoing could have a material adverse effect on IDWP’s business, prospects and financial condition.

Significant returns of IDWP products sold to mass market stores may have a material impact on IDWP’s cash flow.

Through its distribution arrangement with Penguin Random House, IDWP sells its publications to bookstores, such as Barnes & Noble, on a fully returnable basis and IDW Games sold its products to mass market stores, such as Target. As a result, these customers can return publications to Penguin Random House or to game distributors for credit, which in turn is charged back to IDWP. There is no time limit on the customers’ right to return publications distributed to them. In addition to IDWP being charged back the wholesale cost of the publications, IDWP also incurs a return processing fee by Penguin Random House. Such returns and fees are credited against IDWP’s current sales revenue from Penguin Random House, which reduces IDWP’s cash flow and operating capital. Product returns are a normal part of book and games publishing and IDWP estimates and records a reserve for such returns based on its return history and current trends that are expected to continue. A significant over-estimation of demand for a publication by the mass market bookstores, however, could result in a larger-than-expected volume of returns that would significantly reduce IDWP’s cash flows and operating capital. Further, a general downturn in the economy may also result in significant returns as bookstores reduce their outstanding debts to improve their own cash flow. Any or all of these events that result in significant returns in excess of IDWP’s estimates could have a material adverse effect on IDWP’s revenue, cash flow and operating results.

IDWP’s publications may be less successful than anticipated.

IDWP cannot accurately predict the commercial success of any of its publications or games because the revenue derived from the distribution of a publication or game depends primarily upon its acceptance by the public, which cannot be accurately predicted. The commercial success of a publication also depends upon the public’s acceptance of competing publications, critical reviews, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized distribution of publications, general economic conditions, and other tangible and intangible factors, none of which can be predicted with certainty. Additionally, if the movies or television programs that IDWP licenses are not successful, or if the characters that IDWP licenses lose some of their popularity, IDWP’s ability to sell publications based on such characters would decline, which could have a material adverse effect on IDWP’s business, prospects and financial condition.

If IDWP fails to maintain positive relationships with its key licensors, authors, illustrators and other creative talent, as well as to develop relationships with new licensors and creative talent, its business could be adversely affected.

IDWP’s business is highly dependent on maintaining strong relationships with the entertainment companies that license their entertainment properties to IDWP, and with authors, illustrators and other creative talent who produce the products that are sold to IDWP’s customers. Any weakening of these relationships, or the failure to develop successful new relationships, could have an adverse impact on IDWP’s business and financial performance. IDWP depends on freelance creators who choose how to spend their time and utilize their talents. It is important for IDWP to maintain strong relationships with those freelance creators so they devote their time and talent to IDWP’s projects. IDWP’s inability to maintain and secure these relationships could have a material adverse effect on IDWP’s business, prospects and financial condition.

IDWP cannot control certain publication delays, cancellations and shipping delays which could adversely affect IDWP’s sales and its ability to meet delivery obligations.

IDWP does not control the decision to proceed with the production of publications based on characters that it licenses from others, and it does not have full control of the timing of the releases of those publications, which are often the subject to long and inflexible schedules. Disruptions, delays or cancellations to those schedules (especially those connected to Covid-19-related supply and logistics issues) could cause IDWP to incur additional costs, miss an anticipated publication date, endure long periods without publishing a publication or all of the above, which could hurt IDWP’s associated licensing programs and business.

IDWP cannot control the increased industry costs in shipping, printing and paper which in turn impact profitability.

Since 2020 the cost of shipping internationally has increased more than 50% above the long-term trend, established since the last recession in 2004, and is expected to continue to rise through 2022.  Prices are expected to stabilize in 2023, but at a higher rate than previously seen in the industry.  The price of a shipping container rose from $1400 in March 2020 to over $11,000 in September 2021.  The strong demand for consumer goods is clogging transportation networks worldwide leading to the increased costs to ship internationally.  Additionally, once on US soil the goods are subject to increased rail or trucking costs, roughly 23% over 2020.  Increased capacity allows transporters to have leverage to continue to increase prices when negotiating contracts, affecting not only trucks and rail, but also seeping into warehouse costs as the supply-chain bottlenecks continue to squeeze capacity.

Additionally, rising labor costs are contributing to the increased costs in transportation, printing, and paper, across the industry.  As well as, an influx of publishers moving their printing to domestic printers, due to the global shipping costs & delays, causing domestic prices to rise due to capacity concerns on press.  Printers are investing in new equipment to try to keep up with demand, but are struggling to find skilled staff to run high-powered presses and binderies.  Adding to the costs is also a change in the paper industry, as many paper manufacturers switched operations from paper to cardboard boxes to keep up with the demand for shipping consumer goods.  The consolidation of paper mills creates lower inventory contributing to higher prices and low supply, creating further delays and increased costs in the manufacturing of book products. Any increase in such costs will impact the Company’s profitability.

IDWP depends on the internal controls of its distributors for its financial reporting and revenues.

Because of Diamond’s and Penguin Random House’s role as distributors of IDWP’s publications and the fact that much of IDWP’s inventory is held at its distributors’ facilities, IDWP depends on the distributors to implement internal controls over financial reporting and to provide IDWP with information related to those internal controls. Diamond’s and Penguin Random House’s internal controls might not be sufficient to allow IDWP to meet its internal control obligations or to allow IDWP’s management to properly assess those controls. The distributors may fail to cure any internal control deficiencies related to the publications that it distributes. IDWP may be unable to effectively create compensating controls to detect and prevent errors or irregularities in the distributors’ accounting to IDWP and others. Errors in properly tracking publication sales could also negatively impact IDWP’s revenues.

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on IDWP’s operations.

IDWP is dependent on the continued services of key executives such as Publisher, Nachie Marsham. The departure of key personnel without adequate replacement could severely disrupt IDWP’s business operations. Additionally, IDWP needs qualified managers and skilled employees with industry experience to operate its businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for IDWP to attract and retain qualified employees. If IDWP is unable to attract and retain qualified individuals or its costs to do so increase significantly, its operations would be materially adversely affected.

IDWP might lose sales and revenue because of piracy of publications.

With technological advances, the piracy of publications has increased. Unauthorized and pirated copies of IDWP’s publications will reduce the revenue generated by those publications. If consumers can obtain illegal copies of IDWP’s publications and media, IDWP’s revenues will decline. IDWP may not be able to identify or enforce violations of its intellectual property rights and even if legal remedies are available, they could be costly and drain its financial resources. Accordingly, illegal copying of IDWP’s content could negatively affect its revenues and earnings.

IDWP’s dependence on printers outside the United States subjects it to the risks of international business.

IDWP’s publications are printed primarily outside the United States in South Korea, China and Canada. International manufacturing is subject to a number of risks, including fluctuations and volatility in currency exchange rates, transportation delays and interruptions, political and economic disruptions, the impositions of tariffs, import and export controls and changes in governmental policies. The impact of changes in currency rates has been especially heightened by current global economic conditions and significant devaluations of local currencies in comparison to the U.S. Dollar. Although to date, currency fluctuations have not materially adversely affected IDWP’s costs, such fluctuations could materially and adversely affect IDWP in the future. Further, added tariffs may be imposed on our printing activities outside the United States which could increase IDWP’s costs. Possible increases in costs and delays of, or interferences with, product deliveries could result in losses of revenues, higher costs, reduced profitability and reductions in the goodwill of IDWP’s customers. Additional factors that may adversely affect IDWP’s printing activities outside of the United States and therefore materially and adversely affect the business and financial results of IDWP include international political situations, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in foreign countries.

The competitive pressures IDWP faces in its business could adversely affect its financial performance and growth prospects.

IDWP is subject to significant competition, including from other publishers, many of which are substantially larger than IDWP and have much greater resources than it, such as Marvel Comics and DC Comics. To the extent IDWP cannot meet the challenges from existing or new competitors or develop new product offerings to meet customer preferences or needs, its revenues and profitability could be materially and adversely affected.

Risks Related to IDWE

The public health risk of COVID-19 and its impact on productions could adversely affect IDWE’s business.

Multiple television productions of IDWE have been delayed due to the COVD-19 pandemic. Live-action shows must be filmed and shot at locations with a sizeable crew. Given the public health risk of COVID-19 and related possible local, state and federal guidelines limiting the filming and production of our live-action shows, IDWE could be adversely affected and experience significant production delays or cancellations. Production costs of IDWE shows may also rise as additional safety protocols related to the COVID-19 pandemic are necessary on the set of these shows.

Increased costs for programming and other rights, as well as judgments we make on the potential performance of IDWE’s content, may adversely affect IDWE’s profits and balance sheet.

IDWE has produced a significant amount of original programming and other content and is continuing to invest in this area. IDWE’s core business involves the development and production of television shows and feature films, the costs of which are significant and involve complex negotiations with numerous third parties. Network buyers and larger studios are also continuing to drive up the cost of talent and in many cases, locking them to overall deals, which leaves IDWE with less access to high-level writers at a much higher cost of entry. These higher costs may not be recouped when the content is broadcast or distributed, and higher costs may lead to decreased profitability, losses or potential write-downs. Unfavorable currency rates both in the production and sale of television shows or feature films may also lead to increased costs. Further, rapid changes in consumer behavior have increased the risk associated with acquired programming, which typically is acquired pursuant to multi-year agreements.

We may not have sufficient capital to finance or co-finance future television shows or feature films.

With a limited annual development budget and the goal to be profitable, IDWE has evolved its strategy to not fully fund or finance the productions of television shows or feature films. While the business model of fully funding these productions can present significant upside, it is also a major risk. That being said, as a result of being more cost conscious, IDWE’s capital it spends on developing properties for media opportunities could ultimately be exhausted in any given year due to rising costs of talent and rights. As a result, IDWE might find itself in a position where it is unable to fund additional development or secure the talent required to take a project forward, and adversely affect its ability to build a significant slate of opportunities for sales to buyers.

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on IDWE’s operations.

IDWE is dependent on the continued services of key personnel with in-depth industry experience. The departure of key personnel without adequate replacement or temporary skilled coverage could severely disrupt IDWE’s business operations. Additionally, IDWE needs qualified managers and skilled employees with in-depth industry experience to operate its businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for IDWE to attract and retain qualified employees. If IDWE is unable to attract and retain qualified individuals or its costs to do so increase significantly, its operations would be materially adversely affected.

The competitive pressures IDWE faces in its business could adversely affect its financial performance and growth prospects.

IDWE is subject to significant competition, including from other studios/producers/distributors many of which operate with significantly larger staffs and funding than IDWE. Competitors include (i) smaller independent studios such as Entertainment One, Blumhouse, iTV, Annapurna and Miramax, (ii) major independent studios such as Sony TV and Warner Bros TV, (iii) vertically integrated studios such as Twentieth Television, Universal TV, CBS TV Studios and ABC Studios who develop, distribute and produce original television programming and; (iv) other entertainment divisions of comic book or graphic novel publishers such as Dark Horse, Oni Press, Image and Boom who develop and produce TV and Film based on their publishing company’s slate of IP. To the extent IDWE cannot meet the challenges from existing or new competitors or develop new product offerings to meet customer preferences or needs, its revenues and profitability could be adversely affected.

 Risks Related to Our Intellectual Property

The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the publishing and entertainment products and services we create.

The value to us of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the United States and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase.

The unauthorized use of our intellectual property may increase the cost of protecting rights in our intellectual property or reduce our revenues. The unauthorized distribution and access to content generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect entertainment industry intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. COVID-19 may increase incentives and opportunities to access content in unauthorized ways, as negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments may require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.

With respect to intellectual property developed by us and rights acquired by us from others, we are subject to the risk of challenges to our copyright, trademark and patent rights by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights.

Our intellectual property rights may not be protected, which could adversely affect our consolidated financial position and results of operations.

A substantial portion of our publications are protected by copyright, held either in our name, in the name of the author of the work, or in the name of a sponsoring professional society. Such copyrights protect our exclusive right to publish the work in many countries abroad for specified periods. Our ability to continue to achieve our expected results depends, in part, upon our ability to protect our intellectual property rights. Our consolidated financial position and results of operations may be adversely affected by lack of legal and/or technological protections for our intellectual property in some jurisdictions and markets.

Failure to adequately protect and enforce our intellectual property rights could substantially harm our business and operating results.

The success of our business depends in part on our ability to protect and enforce our trademarks, copyrights, trade secrets and other intellectual property rights. We attempt to protect our intellectual property under trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

From time to time, legal action by us may be necessary to enforce our trademarks and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial condition.

Risk Factors Generally Relating to Us and Our Class B Common Stock

There can be no assurances that our Class B common stock will not be subject to potential delisting if we do not continue to maintain the listing requirements of the NYSE American.

We are subject to, among other things, our fulfilling all of the listing requirements of NYSE American. In addition, NYSE American has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing (i.e., being de-listed from NYSE American), would make it more difficult for stockholders to sell our Class B common stock and more difficult to obtain accurate price quotations on our Class B common stock. This could have an adverse effect on the price of our Class B common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Class B common stock is not traded on a national securities exchange.

Although we do not intend to utilize the “controlled company” exemption that may now or in the future be afforded to us by the NYSE American, we may do so in the future which could limit or reduce the effectiveness of our corporate governance.

The Trusts (as defined below) collectively hold shares that represent approximately 61.0% of the combined voting power of our outstanding stock as of January 14, 2022. See “Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman of the Board of Directors, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management”, below, and “Holders of our Class B common stock have significantly less voting power than holders of our Class C common stock”, below.

Although we do not believe it to be the case currently, as a result of our current ownership by the Trusts or otherwise we may now or in the future qualify for the exceptions from the NYSE American’s corporate governance listing requirements available to us because we are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide. Among other things, a “controlled company” may exempt itself from the requirement that (i) a majority of its directors be independent directors, (ii) its Compensation Committee, Corporate Governance Committee and/or Nominating Committee be comprised entirely of independent directors, and (iii) the Company not have a single Nominating/Corporate Governance Committee.

If we currently or in the future qualify as a “controlled company,” we do not intend to rely on any applicable exceptions from the NYSE American’s corporate governance listing requirements available to us because we are at that time a “controlled company.” However, there can be no assurance that we will not in the future, if at that time we are a “controlled company,” rely on any or all of the exceptions from the NYSE American’s corporate governance listing requirements available to us because we are a “controlled company.” If we do rely on any or all of the exceptions from the NYSE American’s corporate governance listing requirements because we are then a “controlled company,” the effectiveness of our corporate governance could be limited or reduced.

Our multi-class structure may render our shares ineligible for inclusion in certain stock market indices, and thus adversely affect the share price of our Class B common stock and its liquidity.

We have issued and outstanding shares of Class B common stock and shares of Class C common stock. Our multi-class structure may render our shares ineligible for inclusion in certain stock market indices, which may adversely affect the share price of our Class B common stock and its liquidity.

There is a limited trading market for shares of our Class B common stock and stockholders may find it difficult to sell our shares.

Our Class B common stock may be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. If we do not retain a listing on NYSE American and if the price of our Class B common stock is less than $5.00, our Class B common stock will be deemed a penny stock. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions and high net worth individuals). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our Class B common stock and thus the ability of purchasers of our Class B common stock to sell their shares in the secondary market.

We cannot predict the extent to which investor interest in us and our Class B common stock will lead to the development or continuance of an active trading market or how liquid that trading market for our Class B common stock might become. If an active trading market for our Class B common stock does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our Class B common stock at a price that is attractive or at all.  As a result, an investment in our Class B common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

There is limited liquidity in our Class B common stock, which may adversely affect your ability to sell your shares of our Class B common stock.

The market price of our Class B common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

●	developments concerning intellectual property rights and regulatory approvals relating to us;

●	quarterly variations in our business and financial results or the business and financial results of our competitors;

●	the ability or inability of us to generate increases in revenue and profit;
●	the ability or inability of us to raise capital, and the terms and conditions associated with any such raising of capital;

●	developments in our industry and target markets;

●	the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock;

●	our ability to have our Class B common stock listed on the NYSE American; and

●	general market conditions and other factors, including factors unrelated to our own operating performance.

In recent years, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of our Class B common stock, which could cause a decline in the value of our shares. Price volatility may be accentuated if trading volume of our Class B common stock is low, which historically has often been the case.  The volatility in our Class B stock may be combined with low trading volume.  Any or all of these above factors could adversely affect your ability to sell your shares of our Class B common stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

We have no future plans to pay dividends on our Class B common stock.

We do not pay, and do not intend to pay, cash dividends on our Class B common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current, as well as any future, financing agreements may preclude us from paying any dividends. As a result, capital appreciation, if any, of our Class B common stock will be investors’ sole source of potential gain for the foreseeable future.

We are a “smaller reporting company” and an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies and emerging growth companies will make our Class B common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including “emerging growth companies” such as, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a “smaller reporting company” is determined on an annual basis. We cannot predict if investors will find our Class B common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our Class B common stock less attractive as a result, there may be a less active trading market for our Class B common stock and our stock price may be more volatile.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud.

Under Section 404 of the Sarbanes-Oxley Act of 2002, a newly public company is not required to comply with either the management or the auditor reporting requirements related to internal control over financial reporting until its second annual report, if applicable.

Further, we intend to qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	an extended transition period to comply with new or revised accounting standards applicable to public companies; and

●	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

We may take advantage of these provisions until the end of our fiscal year 2026, or such earlier time that we are no longer an emerging growth company and, if we do, the information that we provide stockholders may be different than you might receive from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

In addition, if we no longer qualify as an emerging growth company, as an accelerated filer, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, after we become a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our stock.

Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

The requirements of being a reporting public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a reporting public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, making some activities more difficult, time-consuming or costly. This will put increased demand on our systems and resources, particularly after we are no longer a “smaller reporting company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a “smaller reporting company” and “emerging growth company”, as stated above, we receive certain reporting exemptions under The Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, which increases legal and financial compliance costs and time expenditures for internal personnel. These laws, regulations and standards are subject to interpretation, which in many cases due to their lack of specificity, their application in practice may evolve over time as regulators and governing bodies provide new guidance. These changes may result in continued uncertainty regarding compliance matters and may necessitate higher costs due to ongoing revisions to filings, disclosures and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate regulatory or legal proceedings against us and our business may be adversely affected.

As a public company under these rules and regulations, we expect that it may make it more expensive for us to hire external auditors to perform requisite outside audited financial statements, as well as obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee and could also make it more difficult to attract qualified executive officers.

As a result of disclosure of information in this Prospectus and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

General economic conditions may negatively impact our operations.

Economic downturns may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions in which we operate. Higher wages, related labor costs, printing costs, leasing costs, energy, insurance and fuel costs and the increasing cost trends in those markets may decrease our margins. Moreover, economic downturns present an additional challenge to us because a significant portion of our revenues are from sales through retail stores, which are more likely to close during economic downturns. In addition, decreases in travel and entertainment spending during economic downturns could impact our businesses, and thereby negatively impact our operations.

We could find it difficult to raise additional capital in the future.

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

Holders of our Class B common stock have significantly less voting power than holders of our Class C common stock.

Holders of our Class B common stock are entitled to one-tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class C common stock are entitled to three votes per share. Because of their voting power, the holders of our Class C common stock will be able to control matters requiring approval by our stockholders, including the election of all of the directors, amendment of organizational documents and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of the holders of our Class B common stock to influence our management may be limited. In addition, our dual class structure has an anti-takeover effect, and accordingly, the holders of the shares of Class C common stock have the ability to prevent any change in control transactions that may otherwise be in the best interest of stockholders

Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman of the Board of Directors, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management.

Eight trusts for the benefit of sons and daughters of Howard S. Jonas (the “Trusts”), our Chairman of the Board, collectively have voting power over 1,733,750 shares of our common stock (which includes 545,360 shares of our Class C common stock (which is all the issued and outstanding shares of the Class C common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,188,390 shares of our Class B common stock), representing approximately 61.0% of the combined voting power of our outstanding capital stock, as of January 14, 2022. In addition, as of January 14, 2022, Howard S. Jonas beneficially holds 2,374,962 shares of our Class B common stock, warrants to purchase up to 89,243 shares of our Class B common stock at a price per share of $42.02 and warrants to purchase up to 98,336 shares of our Class B common stock at a price per share of $26.44. Each of the Trusts has a different, independent trustee.

Howard S. Jonas serves as our Chairman of the Board, which is not an officer position. However, he is our founder and served as an executive officer, including our Chief Executive Officer, for a very significant time period, and the members of the Board and management often look to him for guidance on major financial, operational and strategic matters.

Howard S. Jonas does not have the right to direct or control the voting of the shares of our common stock that are held by the Trusts, and the independent trustees hold sole voting and dispositive power over the common stock held by the Trusts. However, Howard S. Jonas is the trustor of the trusts and is the father of each of the beneficiaries of the Trusts and his views may be taken into account by the trustees and others related to the Trusts.

We are not aware of any voting agreement between or among any of the Trusts and/or Howard S. Jonas, but if such a voting agreement or other similar arrangement exists or were to be consummated, if all or several or all of the Trusts were to act in concert, or if we issued additional Class C common stock, certain or all of the Trusts and/or Howard S. Jonas along with holders of the Class C common stock would be able to control matters requiring approval by our stockholders, including the election of all of the directors, amendment of organizational documents and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management may be limited. In addition, our dual class structure has an anti-takeover effect, and accordingly, the holders of the shares of Class C common stock have the ability to prevent any change in control transactions that may otherwise be in the best interest of stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

IDW Media Holdings is headquartered at 520 Broad St, Newark, New Jersey, fourth floor. The term of the lease commenced on December 1, 2018 and is month-to-month with 30 days written notice upon termination. Currently, the annual rent expense is $19,200.

IDWP is headquartered in 18,344 square feet of leased space at 2765/2785 Truxtun Road, San Diego, CA. In addition, IDWP leases 18,000 square feet of warehouse space at 4937 Market Street, San Diego CA. Both these leases expire May 2022 and fiscal 2021 rent was $547,197.

IDWE is headquartered at 11969 Ventura Blvd., Suite 100, Studio City, CA. The annual rent for fiscal 2021 was $130,508 and the lease term expires May 31, 2022. Our principal executive office is located in 520 Broad Street, Newark, New Jersey.

Item 3. Legal Proceedings.

The Company may from time to time be subject to legal proceedings that may arise in the ordinary course of business. Although there can be no assurance in this regard, other than noted above, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our Class B common stock commenced trading on the NYSE American on August 4, 2021 under the symbol “IDW.”

On January 17, 2022, there were 128 holders of record of our Class B common stock and 8 holders of record of our Class C common stock, which is not publicly traded. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On January 19, 2022, the last sales price reported on the NYSE American for the Class B common stock was $2.26 per share.

We have not paid dividends on our Class B common stock, and currently do not intend to pay any cash dividends on our Class B common stock in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of our Board of Directors.

In addition, we may incur debt financing in the future, the terms of which will likely prohibit us from paying cash dividends or distributions on our Class B common stock. Even if we are permitted to pay cash dividends in the future, we currently anticipate that we will retain all future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after October 31, 2021, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts goodwill, valuation of long-lived assets including intangible assets with finite useful lives and ultimate revenues for television costs. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the consolidated financial statements in this Annual Report for a complete discussion of our significant accounting policies.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below loss from operations are only included in our discussion of the consolidated results of operations.

IDWP

(in thousands)			Change
Fiscal Year ended October 31,	2021	2020	$	%

Revenues	$25,284	$23,850	$1,434	6.0%
Direct cost of revenues	13,682	12,663	1,019	8.0%
Selling, general and administrative	12,139	11,074	1,065	9.5%
Depreciation and amortization	203	216	(13)	(6.0)%
Bad debt expense	30	-	30	100.0%
Income (loss) from operations	$(770)	$(103)	$(667)	(647.6)%

nm—not meaningful

The results of Clover Press were included in the IDWP segment from June 1, 2019, through March 31, 2020. As of April 1, 2020, Clover Press is no longer a consolidated entity and became a cost method investment.

Revenues. Revenues increased by $1.434,000 in the fiscal year ended October 31, 2021 compared to the fiscal year ended October 31, 2020. IDWP revenue increased by $2,116,000 driven by several high-performing direct market titles, increased direct-to-consumer sales and from lower sales in fiscal 2020 due to the temporary halt of direct market sales as a result of COVID-19. Digital sales increased by $83,000 in fiscal 2021 compared to fiscal 2020 due to continued strong sales across all platforms. Sales returns and discounts decreased by $177,000 in the comparable periods. The foregoing positive impacts were partially offset by decreased games revenue of $556,000 in fiscal 2021 compared to fiscal 2020 due to fulfillment of a direct-to-consumer games campaign in fiscal 2020 and decreased licensing and royalty revenues of $255,000 primarily due to co-publishing royalty revenue in fiscal 2020. Additionally, Clover Press revenues decreased by $131,000 as they were not consolidated in the fiscal year ended October 31, 2021 while they were consolidated for a portion of fiscal 2020.

In October 2021, Hasbro informed us that effective March 2023, our licenses for the Transformers and GI Joe titles will be terminated. While the cancellation of the licenses for Transformers and GI Joe are anticipated to decrease revenues by approximately $1.2 million in fiscal year 2023, IDWP plans to mitigate the loss of revenue by enhancing its current key licensor brands. Additionally, revenues from originals editorial will begin to materialize in July 2022 with five to six new IDW original titles spanning fiscal 2022 and a planned output of doubling quantities each progressing fiscal year.

Direct cost of revenues. IDWP direct cost of revenues increased by $1,019,000 in the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020. IDWP direct cost of revenues consists primarily of printing expenses, costs of artists and writers, and royalties. Additionally, Clover Press direct cost of revenues decreased by $55,000 as they were not consolidated in the fiscal year ended October 31, 2021.

IDWP’s gross margin for the fiscal year ended October 31, 2021 decreased to 45.9% from 46.9% for the fiscal year ended October 31, 2020. The decrease is principally due to a one-time write-down of development costs related to projects no longer being pursued.

Selling, General and Administrative. IDWP’s selling, general and administrative expenses increased by $1,065,000 in the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020, primarily due to increases in salaries and benefits of $587,000, severance of $463,000, overhead allocations of $420,000, consulting fees of $286,000, shipping and direct-to-consumer costs of $131,000, and other net changes of $57,000. These increases were partially offset by decreases in marketing expenses of $276,000, non-cash compensation of $189,000, and occupancy expenses of $98,000. Additionally, Clover Press consolidated selling, general, and administrative decreased by $316,000 as they were not consolidated in the fiscal year ended October 31, 2021.

As a percentage of IDWP’s revenues, selling, general and administrative expenses in the fiscal year ended October 31, 2021, were 48.0% compared to 46.4% in the fiscal year ended October 31, 2020.

IDWE

(in thousands)			Change
Fiscal year ended October 31,	2021	2020	$	%

Revenues	$7,141	$14,312	$(7,171)	(50.1)%
Direct cost of revenues	8,101	16,867	(8,766)	(52.0)%
Selling, general and administrative	5,694	5,568	126	2.3%
Depreciation and amortization	36	33	3	9.1%
Bad debt expense	-	433	(433)	(100.0)%
Loss from operations	$(6,690)	$(8,589)	$1,899	22.1%

nm—not meaningful

Revenues. IDWE revenues for the fiscal year ended October 31, 2021 decreased by $7,171,000 compared to the fiscal year ended October 31, 2020. Revenues in the fiscal year ended October 31, 2021, included revenues derived from delivered episodes from Wynonna Earp of $3,496,000, the completion of the CRA audit which established the final tax credit for V Wars and October Faction of $3,331,000, Locke & Key contingent compensation from season two of $200,000 and foreign receipts from Dirk Gently of $114,000. In the fiscal year ended October 31, 2020, revenues consisted of delivered episodes and tax credits from October Faction and V Wars of $4,339,000, delivered episodes from Wynonna Earp in the amount of $5,419,000, Locke & Key season one in the amount of $4,000,000 and foreign sales from Dirk Gently in the amount of $554,000.

Direct costs of revenues. Direct cost of revenues consists primarily of the amortization of production costs that were capitalized during the production of the television episodes and direct costs related to revenue recognized during related periods.

Direct costs of revenues for the fiscal year ended October 31, 2021 decreased by $8,766,000 compared to the fiscal year ended October 31, 2020. The amortized television costs for the fiscal year ended October 31, 2021, consisted of delivered episodes from Wynonna Earp of $5,251,000, Locke & Key season two of $48,000, cost refinement from October Faction and V Wars of $586,000 and impairment charges of $2,216,000. The amortized television costs for the fiscal year ended October 31, 2020, included Locke & Key season one of $1,214,000, Wynonna Earp of $6,491,000, cost refinements from October Faction of $7,967,000 and V Wars of $1,190,000and other costs of $5,000.

IDWE’s gross margin for the fiscal year ended October 31, 2021, was negative 13.4% compared to negative 17.9% for the fiscal year ended October 31, 2020. These gross margin figures are aligned with the explanations provided for revenues and direct costs of revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased by $126,000 during the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020. The increase was driven by salary and benefits of $527,000, recruitment fees of $151,000 and overhead allocations of $574,000, offset by lower rent of $48,000, marketing of $447,000, consulting fees of $30,000, promotional production materials of $512,000, legal fees of $58,000, office supplies of $21,000 and other expenses of $10,000.

As a percentage of IDWE’s revenues, selling, general and administrative expenses in the fiscal year ended October 31, 2021, was 79.7% compared to 38.9% in the fiscal year ended October 31, 2020.

Net loss IDW Media Holdings, Inc.

Consolidated

(in thousands)			Change
Fiscal year ended October 31,	2021	2020	$	%
Loss from continuing operations	$(8,685)	$(9,324)	$639	6.9%
Interest income (expense), net	118	(46)	164	356.5%
Other income (expense), net	2,333	(318)	2,651	833.6%
Net loss from continuing operations	(6,234)	(9,688)	3,454	35.7%
Loss from discontinued operations, net	(1,281)	(4,110)	2,829	68.8%
Gain on sale of discontinued operations	2,123	-	2,123	100.0%
Net loss	$(5,392)	$(13,798)	$8,406	60.9%

nm—not meaningful

Loss from operations. Loss from operations decreased by $639,000 in the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020, due to increased operating income from IDWE of $1,899,000 and decreased operating losses from IDWP of $667,000, partially offset by an increase in corporate overhead of $593,000. These changes are more fully described in the separate segment analyses below.

Interest income (expense), net. Interest income (expense), net increased in the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020, by $164,000 due to the interest income from the CRA tax credits.

Other income (expense), net. Other income (expense), net increased for the year ended October 31, 2021, compared to the fiscal year ended October 31, 2020, as a result of the forgiveness of the two PPP loans in an aggregate amount of $2,391,359.

Loss from discontinued operations, net. Loss from discontinued operations, net decreased by $2,829,000 for the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020, due to the sale of CTM which resulted in CTM no longer being consolidated with the Company as of February 15, 2021.

Gain on sale of discontinued operations increased by $2,132,000 for the fiscal year ended October 31, 2021, compared to the fiscal year ended October 31, 2020, as a result of the sale of CTM.

Liquidity and Capital Resources

General

At October 31, 2021, we had cash and cash equivalents of $17,532,000 and working capital (current assets in excess of current liabilities) of $19,582,000.

We anticipate that our expected cash inflows from operations during the next twelve months together with our working capital, including the balance of cash and cash equivalents held as October 31, 2021, will be sufficient to sustain our next year of operations.

We satisfy our cash requirements primarily through cash provided by the Company’s financing and operating activities. As more fully discussed below, additional sources of financing will be needed to finance growth of IDWE.

	Fiscal years ended October 31,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$10,637	$15,989
Investing activities	(1,734)	(350)
Financing activities	(3,572)	(13,642)
Effect of exchange rate changes on cash and cash equivalents	39	-
Net increase in cash and cash equivalents	$5,370	$1,997

Operating Activities

Our cash flow from operations varies from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash flows provided by operating activities was $10,637,000 and $15,989,000 for the fiscal years ended October 31, 2021, and 2020, respectively. Some of this was attributed to IDWE for cash receipts of $300,000 and $804,000 in fiscal 2021 and 2020, respectively for Dirk Gently, $4,000,000 received in fiscal 2020 for the delivery of Locke & Key season 1, $5,315,000 of tax credits received in fiscal 2021 related to V Wars and October Faction, and $232,000 and $439,000 received in fiscal 2021 and 2020, respectively for Wynonna Earp.

Investing Activities

Our capital expenditures were approximately $832,000 and $420,000 in the fiscal years ended October 31, 2021, and 2020, respectively.

Financing Activities

During the fiscal years ended October 31, 2021, and 2020, we repaid bank loans in the amounts of $14,204,000 and $26,559,000, respectively. In addition, the Company received PPP loans of $1,195,680 and $1,195,679, respectively related to IDW operations which were both forgiven during the year ended October 31, 2021. We received net cash proceeds of from issuance of Class B common stock in the year ended October 31, 2021, of $9,551,000 in connection to our registered public offering and in the year ended October 31, 2020, of $14,596,000 in connection to a private placement of Class B common stock.

Changes in Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable decreased to approximately $5,431,000 at October 31, 2021, compared to $22,921,000 at October 31, 2020 principally due to changes in the accruals and collection of IDWE revenue, as well as the timing of receipts of payments of other receivable balances. The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 2.28% at October 31, 2021 compared to 1.40% at October 31, 2020, reflecting the decrease in receivable balances and our collectible receivable experience.

Off- Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Other Sources and Uses of Resources

On August 6, 2021, IDWMH closed a registered public offering of Class B common stock and EF Hutton, as representative of the Underwriters exercised the overallotment option included as part of the offering in full. The Company sold an aggregate of 2,875,000 shares of the Company’s Class B common stock for gross consideration of $10,350,000 less Underwriters commissions of $724,500 and Underwriters expenses of $75,000.

The Company is using the net proceeds we received from the offering for the following purposes: most heavily for the development of original IP and the purchase of associated publishing, media, and merchandise rights to be used across multiple platforms (e.g., print, television, new media) as well as supplemental IP acquisition and marketing spend for these newly created IP franchises; additionally for technology investment for our website, applications, data and business intelligence; talent investment as we look to expand our kids, middle grade, young adult, and family genres, and to further diversify into animation; and to pursue potential acqui-hire and/or bolt-on mergers and acquisition opportunities, should such opportunities arise.

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

Where appropriate, we evaluate strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return-on-investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

The COVID-19 pandemic has had a negative financial impact on our business with regard to (a) the temporary closure of IDWP’s comic book distributor due to COVID-19 disruptions, and (b) production delays of IDWE’s television show Wynonna Earp. Its production schedule has been delayed which was a direct result of the COVID-19 pandemic that had affected virtually the entire filmed entertainment industry. This production delay had negatively impacted the delivery, which in turn will pushed out our cash receipts.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

IDWE is the obligor on certain loans from Canadian lenders that are denominated in CAD. There is a foreign currency exchange risk, as the value of liabilities denominated in CAD will fluctuate due to changes in exchange rates, which will affect our production costs.

Foreign Exchange Balances Held in CAD ( in thousands)	October 31, 2021	October 31, 2020
Cash and cash equivalents	$85	$937
Accounts receivable	-	16,355
Bank loans	-	18,917

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the report of the independent registered public accounting firm thereon starting on page F-1 are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2021.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Ezra Y. Rosensaft—Chief Executive Officer

Brooke T. Feinstein—Chief Financial Officer

Directors

Howard S. Jonas—Chairman of the Board

Sanford R. Climan—Vice Chairman of the Board

Perry Davis

Allan I. Grafman

Amy Jonas

Irwin Katsof

Christopher McGurk

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2021, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Principal Financial Officer certifying the quality of our public disclosure.

We make available free of charge through the investor relations page of our web site (http://idwmediaholdings.com/investors/) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2021, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2021, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2021, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2021, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firm on Consolidated and Combined Financial Statements

Consolidated and Combined Financial Statements covered by Report of Independent Registered Public Accounting Firms

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated and Combined Financial Statements or not required or not applicable.

3.	Exhibits. The exhibits listed in paragraph (b) of this item are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

◾	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

◾	may apply standards of materiality that differ from those of a reasonable investor; and

◾	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

(b)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1***	Fourth Restated Certificate of Incorporation of IDW Media Holdings, Inc.
3.2*****	Third Amended and Restated Bylaws of IDW Media Holdings, Inc.
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2**	Warrant to Purchase IDW Media Holdings, Inc. Class B Common Stock issued to Howard S. Jonas, dated August 21, 2018.
4.3**	Warrant to Purchase IDW Media Holdings, Inc. Class B Common Stock issued to Howard S. Jonas, dated March 30, 2019.
10.1**#	IDW Media Holdings, Inc. 2009 Stock Option and Incentive Plan.
10.2**#	IDW Media Holdings, Inc. 2019 Stock Option and Incentive Plan.
10.3**	Share Purchase Agreement between IDW Media Holdings, Inc. and Howard S. Jonas, dated as of July 14, 2020.
10.4**	Loan and Security Agreement between High Park/V-Wars Production, Inc. and Bank Leumi USA, dated June 19, 2018.
10.5**	Royal Bank of Canada Demand credit Facility in favour of Highland Park/October Faction Production Inc., dated November 21, 2018.
10.6**±	The Supply Agreement between Idea and Design Works, LLC and Diamond Comic Distributors, Inc., dated September 30, 2013.
10.7**±	Amendment to the Supply Agreement between Idea and Design Works, LLC and Diamond Comic Distributors, Inc., dated March 1, 2016.
10.8**±	Distribution Agreement between Penguin Random House Publisher Services and Idea and Design Works, LLC, dated June 20, 2016.
10.9****±	Letter Agreement between the Registrant and Penguin Random House Publisher Services, dated June 15, 2021.
21.01*	Subsidiaries of the Registrant
23.1*	Consent of Zwick & Banyai, PLLC, Independent Registered Public Accounting Firm
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Incorporated by reference to Form S-1/A, filed June 21, 2021.
***	Incorporated by reference to Form 8-K, filed July 19, 2021.
****	Incorporated by reference to Form 8-K, filed September 30, 2021.
*****	Incorporated by reference to Form 8-K, filed December 7, 2021.
±	Denotes that fees, payment terms and other business terms have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
#	Denotes management compensation plan or contract.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDW MEDIA HOLDINGS, INC.

By:	/s/ Ezra Rosensaft
Ezra Rosensaft
Chief Executive Officer
(Principal Executive Officer)

Date: January 20, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard S. Jonas	Chairman of the Board	January 20, 2022
Howard S. Jonas

/s/ Ezra Y. Rosensaft	Chief Executive Officer	January 20, 2022
Ezra Y. Rosensaft	(Principal Executive Officer)

/s/ Brooke T. Feinstein	Chief Financial Officer	January 20, 2022
Brooke T. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sanford R. Climan	Director	January 20, 2022
Sanford R. Climan

/s/ Amy Jonas	Director	January 20, 2022
Amy Jonas

/s/ Perry Davis	Director	January 20, 2022
Perry Davis

/s/ Allan I. Grafman	Director	January 20, 2022
Allan I. Grafman

/s/ Irwin Katsof	Director	January 20, 2022
Irwin Katsof

/s/ Christopher McGurk	Director	January 20, 2022
Christopher McGurk

IDW Media Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDW Media Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDW Media Holdings, Inc. and its Subsidiaries (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZWICK & BANYAI, PLLC

We have served as the Company’s auditor since 2010.

Southfield, Michigan

January 20, 2022

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	October 31, 2021	October 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,532	$10,541
Trade accounts receivable, net	5,431	22,921
Inventory	3,090	3,754
Prepaid expenses	2,270	1,361
Current assets held for sale from discontinued operations	-	11,171
Total current assets	28,323	49,748
Non-current assets
Property and equipment, net	347	410
Right-of-use assets, net	302	771
Investments	-	25
Intangible assets, net	679	52
Goodwill	199	199
Television costs, net	1,487	2,926
Other assets	61	527
Total assets	$31,398	$54,658
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,141	$1,406
Accrued expenses	3,197	2,458
Production costs payable	2,010	1,495
Deferred revenue	2,045	2,385
Bank loans payable – current portion	-	14,204
Government loans- current portion	-	793
Operating lease obligations – current portion	348	562
Other current liabilities	-	69
Current liabilities held for sale from discontinued operations	-	8,540
Total current liabilities	8,741	31,912
Non-current liabilities
Operating lease obligations – long term portion	20	368
Government loans – long term portion	-	403
Related party loans payable – long term portion	-	3,750
Total liabilities	$8,761	$36,433
Stockholders’ equity (see note 3):
Preferred stock, $.01 par value; authorized shares – 500; no shares issued at October 31, 2021 and October 31, 2020	-	-
Class B common stock, $0.01 par value; authorized shares – 20,000; 12,938 and 9,987 shares issued and 12,419 and 9,468 shares outstanding at October 31, 2021 and October 31, 2020, respectively	123	93
Class C common stock, $0.01 par value; authorized shares – 2,500; 545 shares issued and outstanding at October 31, 2021 and October 31, 2020	5	5
Additional paid-in capital	103,819	111,379
Accumulated other comprehensive loss	-	(60)
Accumulated deficit	(80,114)	(91,996)
Treasury stock, at cost, consisting of 519 shares of Class B common stock at October 31, 2021 and October 31, 2020	(1,196)	(1,196)
Total stockholders’ equity	22,637	18,225
Total liabilities and stockholders’ equity	$31,398	$54,658

See accompanying notes to consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands, except per share data)	October 31, 2021	October 31, 2020

Revenues	$32,425	$38,162

Costs and expenses:
Direct cost of revenues	21,783	29,530
Selling, general and administrative	19,082	17,704
Depreciation and amortization	245	252
Total costs and expenses	41,110	47,486
Loss from operations	(8,685)	(9,324)

Interest income (expense), net	118	(46)
Other income (expense), net	2,333	(318)
Net loss from continuing operations	(6,234)	(9,688)

Loss from discontinued operations, net	(1,281)	(4,110)
Gain on sale of discontinued operations	2,123	-
Net gain (loss) on discontinued operations	842	(4,110)
Net loss	$(5,392)	$(13,798)

Basic and diluted income (loss) per share (note 2):
Continuing operations	$(0.59)	$(1.08)
Discontinued operations, net	0.08	(0.46)
Basic and diluted net loss per share	$(0.51)	$(1.54)

Weighted-average number of shares used in the calculation of basic and diluted loss per share:	10,655	8,982

See accompanying notes to consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
(in thousands)	October 31, 2021	October 31, 2020
Net loss	$(5,392)	$(13,798)
Foreign currency translation adjustments	39	-
Sale of discontinued operations	21	-
Total comprehensive loss	$(5,332)	$(13,798)

See accompanying notes to consolidated financial statements

IDW MEDIA HOLDINGS, INC.

Consolidated Stockholders’ Equity

Fiscal Years Ended October 31, 2021 and 2020

(in thousands)

	Class B Common Stock		Class C Common Stock							Treasury Stock, at Cost
	Number of Shares	Amount	Number of Shares	Amount	Stock Subscriptions Receivable	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interest (“NCI”)	Number of Shares	Amount	Total Stockholders’ Equity
Balance October 31, 2020	9,987	93	545	5	-	111,379	(60)	(91,996)	-	519	(1,196)	18,225
Stock based compensation	-	-	-	-	-	329	-	-	-	-	-	329
Issuance of common stock	2,951	30	-	-	-	9,406	-	-	-	-	-	9,436
Comprehensive loss
Sale of discontinued operations	-	-	-	-	-	(17,295)	21	17,274	-	-	-	-
Net loss	-	-	-	-	-	-	-	(5,392)	-	-	-	(5,392)
Other comprehensive income	-	-	-	-	-	-	39	-	-	-	-	39
Total comprehensive loss	-	-	-	-	-	-	60	(5,392)	-	-	-	(5,332)
Balance October 31, 2021	12,938	123	545	5	-	103,819	-	(80,114)	-	519	(1,196)	22,637

Balance October 31, 2019	7,419	74	545	5	(1,000)	96,671	(60)	(78,457)	35	519	(1,196)	16,072
Stock based compensation	-	-	-	-	-	1,131	-	-	-	-	-	1,131
Issuance of common stock	2,568	19	-	-	-	13,566	-	-	-	-	-	13,585
Subscriptions receivable	-	-	-	-	1,000	11	-	-	-	-	-	1,011
NCI divestment in subsidiary	-	-	-	-	-	-	-	259	(35)	-	-	224
Comprehensive loss
Net loss	-	-	-	-	-	-	-	(13,798)	-	-	-	(13,798)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-	(13,798)	-	-	-	(13,798)
Balance October 31, 2020	9,987	93	545	5	-	111,379	(60)	(91,996)	-	519	(1,196)	18,225

See accompanying notes to consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	October 31, 2021	October 31, 2020
Operating activities:
Net loss	$(5,392)	$(13,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	433	1,017
Amortization of finance leases	108	411
Bad debt expense	(79)	680
Stock based compensation	329	1,131
Amortization of right-of-use asset	475	1,557
Gain on extinguishment of PPP Loans	(2,460)	-
Gain on sale of discontinued operations	(2,123)	-
Loss on deconsolidation of subsidiary	-	35
Changes in operating assets and liabilities:
Trade accounts receivable	17,460	20,807
Inventory	664	(442)
Prepaid expenses and other assets	(414)	735
Television costs	1,439	6,462
Operating lease liability	(287)	(1,597)
Trade accounts payable, accrued expenses, production costs payable and other current liabilities	921	(2,108)
Deferred revenue	(340)	795
Gain on disposal of ROU assets	(97)	-
Deconsolidation of subsidiary	-	304
Net cash provided by operating activities	10,637	15,989
Investing activities:
Proceeds on disposition of long lived assets	-	185
Disposition of subsidiary, net of cash received	-	(115)
Disposal of discontinued operations	(902)	-
Capital expenditures	(832)	(420)
Net cash used in investing activities	(1,734)	(350)
Financing activities:
Proceeds from issuance of common stock	9,436	14,596
Repayments of finance lease obligations	-	(404)
Proceeds of government loans	1,196	3,004
Proceeds of bank loans	-	1,021
Repayments of related party loans	-	(5,300)
Repayments of bank loans	(14,204)	(26,559)
Net cash used in financing activities	(3,572)	(13,642)
Effect of exchange rate changes on cash and cash equivalents	39	-
Net increase in cash and cash equivalents	5,370	1,997
Cash and cash equivalents at beginning of period	12,162	10,165
Cash and cash equivalents at end of period	$17,532	$12,162

Supplemental schedule of investing and financing activities
Cash paid for interest	$1,277	$200
Cash paid for income taxes	-	98
Received from sale of long lived assets	-	154
Non-cash investing and financing activities
Extinguishment of related party loan in exchange for sale of CTM	$3,750	$-

See accompanying notes to consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All amounts in these consolidated financial statements and notes to the consolidated financial statements are reflected on a consolidated basis for all periods presented.

The Company’s fiscal year ends on October 31st. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2021 refers to the fiscal year ended October 31, 2021).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The Company is actively monitoring the COVID-19 pandemic, the restrictive measures imposed to combat its spread and their potential impact on each of our operating segments. While we believe that in 2021, there has been significant improvement due to global and domestic vaccination efforts, there is uncertainty around the duration and ongoing impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, and our operations and our customers and partners may continue to be impacted. The Company has considered information available to it as of the date of issuance of these consolidated financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgements, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, goodwill and other long-lived assets, and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

In Fiscal 2021, our principal businesses consisted of:

i.

IDWP Publishing (“IDWP”), a publishing company that creates comic books, graphic novels, digital content and games through its imprints IDW, IDW Games, Top Shelf Productions, Artist’s Editions and The Library of American Comics; and

ii.	IDW Entertainment (“IDWE”), a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television. Most recently, in partnership with Netflix, IDWE launched the second season of Locke & Key, with a third season already planned for Fall/Winter 2022. In addition, a new live action series based on the graphic novel Surfside Girls, is in production

During calendar 2021, we began to wind down operations at IDW Games and, going forward, IDW Games is only backfilling final orders

Prior to February 15, 2021, we also owned CTM Media Group (CTM), a company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. On February 15, 2021, we consummated the sale of CTM to an assignee of Howard Jonas, the Company’s Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness we owed to our Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the sale, and (iii) a contingent payment if CTM is sold within 36 months of the sale for more than $4.5 million. As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the financial statements as discontinued operations (Note 17 Discontinued Operations).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable, Net

Trade accounts receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the tenants’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying consolidated statements of operations.

The balances of and changes in the allowance for doubtful accounts are as follows:

	October 31, 2021	October 31, 2020
Beginning Balance	$29	$29
Additions	—	—
Write-offs	(29)	—
Ending Balance	$—	$29

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Inventory

Inventory consists of IDWP’s graphic novels and comic books (print). Inventory is stated at the lower of cost or net realizable value determined by the first in, first out method for print.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred. Depreciation is recognized over the estimated useful lives or lease terms as follows:

Asset Category	Depreciable Life
Equipment	5-7 years
Furniture & fixtures	5-7 years
Computer software	1-3 years
Leasehold improvements	*

*	Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Intangible assets, which consist of licensing contracts and capitalized software, are recorded at cost and are amortized on a straight-line basis over their contractual or estimated useful lives, whichever is shorter from 5 - 7 years.

In accordance with ‘ASC 360’ - Accounting for the Impairment or Disposal of Long-Lived Assets-, the Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Goodwill

Goodwill, which represents the excess of purchase prices over the fair value of nets assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill is evaluated for impairment on an annual basis at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill for the fiscal years ended October 31, 2021 and 2020.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Television Costs

We expense television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For television series, Ultimate Revenues include revenues that are expected to be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. IDWE capitalized cost of production and amortized it over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. Advertising, marketing, general and administrative costs are expensed as incurred.

Every quarter, the Company prepares analyses to support its content amortization expense. Critical assumptions used in determining content amortization include: (i) determining the grouping of contents (ii) the application of an ultimate revenue forecast model based on the contracts of televisions, (iii) gathering the schedules of delivered television episodes from the relative customers, (iv) calculating current period amortization, (v) assessing the accuracy of the Company’s forecasts. The Company continually reviews its estimates and contracts and revises its assumptions if necessary. Any material adjustments from the Company’s review of the amortization are applied prospectively in the period of the change for assets.

With respect to television series or other television productions intended for broadcast, the most sensitive factors affecting estimates of Ultimate Revenues are program ratings and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. Television development costs for projects that have been abandoned or have not been set for production within three years are generally written off in the relevant period.

Television costs are stated at the lower of cost less accumulated amortization or fair value. The Company evaluates impairment by the fair value of television costs at the individual level by considering expected future revenue generation, when an event or change in circumstances indicates a change in the expected revenue of the television costs or that the fair value of a film or film group may be less than unamortized costs.

IDWE regularly enters into agreements for the production of its television shows. The agreements provide for the rights and obligations related to the agreement including timing, delivery and payments. IDWE capitalizes the resulting production costs under the agreements in production cost inventory as payments are made or when the products or services are delivered. Amortization of television costs during the fiscal years ended October 31, 2021 and 2020 were $5,414,000 and $16,808,000, respectively.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Variable Interest Entities

The Company, through its subsidiary IDWE has arrangements with seven special-purpose entities (“SPEs”), some formed for the sole purpose of providing production services in Canada for the production of a television pilot and television series, others for production and writing purposes. The SPEs are independently owned companies that are effectively controlled by IDWE, that are parties to the related bank production financing arrangements. The Company has determined that SPEs are variable interest entities (“VIEs”) and that the Company is the primary beneficiary of the SPEs activities and obligor on the SPEs’ debt. All financial activity of the SPEs have been included IDWE’s financial statements, which are part of these consolidated financial statements. IDWE does not need to provide any support to the VIE’s and therefore no foreseen potential losses associated. They have finished all of the productions and these shows have been delivered. The outstanding loans have been paid off. The carrying amounts and classification of the VIEs’ assets and liabilities are presented below:

(in thousands)	October 31, 2021	October 31, 2020
Cash and cash equivalents	$78	$732
Accounts receivable	-	12,420
Bank loans payable	-	14,204

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

IDWE enters into production agreements which provide for the rights and obligations related to the agreement including timing, delivery and payments. In certain productions, IDWE chooses to have the obligation to pay the Writers Guild of America (“WGA”) residuals for the creative writers of content. These extend to 25 years after distribution and are recorded in the consolidated statements of operations as a direct cost of revenue. In addition, IDWE has the right to receive participation rights recoupment based on viewership of the cumulative production. The Company is unable to make an estimate as the recoupment is based on future viewership and therefore revenue will be recognized at a future date once the amount is known.

IDWE’s production activities included some of those provided by Canadian SPEs, and some of those productions qualify for tax credits in Canada. These credits are recorded as reductions in production cost when the SPEs becomes entitled to the Canadian tax credits. The Canada Revenue Agency (“CRA”) has completed the audit on these productions and the related tax refunds are no longer estimates. There are possible additional tax credits the Company may be eligible to receive, however due to the uncertainty of the receipt they have not been accrued for.

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

In the ordinary course of business, the Company’s reportable segments enter into transactions with one another. The most common types of intersegment transactions include IDWE obtaining rights to produce television series based on content created by IDWP. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues are eliminated in consolidation and, therefore, do not affect consolidated results.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Revenue Recognition When Right of Return Exists

IDWP offers its book market distributors, a right of return with no expiration date in accordance with general industry practices. These distributors then offer this same right of return to their book market retail customers. Sales returns allowances represent a reserve for IDWP products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. Licensing revenues are recognized upon execution of the agreement for such rights, and other creative revenues are recognized upon completion of services rendered on a contractual basis. As of October 31, 2021 and 2020, the Company’s accrual for estimated lases returns were $127,000 and $296,000, respectively.

Direct Cost of Revenues

Direct cost of revenues excludes depreciation and amortization expense. Direct cost of revenues for IDWP consists primarily of printing expenses and costs of artist and writers. Direct cost of revenues for IDWE consists primarily of the amortization of production costs that were capitalized during the production of the television episodes, accrued third party participation, and distribution fees directly related to revenue.

Deferred Revenue

The Company records deferred revenue upon invoicing for contracted commitments for products and services. Revenue is recognized on the date such product or service is provided or delivered in accordance with the contract.

Advertising Expense

Non-direct response advertising is expensed as incurred. In fiscal 2021 and fiscal 2020, advertising expenses were approximately $329,000 and $274,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation granted to its employees in accordance with the fair value recognition provisions of ASC 718 Stock Compensation. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s vesting period or requisite service period. Compensation for stock-based awards with vesting conditions other than service are recognized at the time that those conditions will be achieved. Forfeitures are recognized as they are incurred. Stock-based compensation is included in selling, general and administrative expense.

Leases

Effective November 1, 2019, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) utilizing the modified retrospective adjustment transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2020.

The company determines if an arrangement is a lease at inception. Under the new standard, operating leases are included in right-of-use (“ROU”) assets, operating leases obligations – current portion, and operating lease obligations – long term portion in the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Fixed lease expense for lease payments is recognized in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company uses the implicit rate when readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The operating ROU assets also includes any lease payments made before the lease commencement date less any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. The lease agreements with lease and non-lease components are generally accounted as a single component.

Distinguishing Liabilities from Equity

The Company accounts for freestanding financial instruments, including warrants issued in consideration of debt instruments, as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB’s ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance based on their relative fair value. For issued or modified warrants that do not meet all criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter, with changes in fair value recorded in earnings. All warrants currently outstanding are equity-classified instruments.

Concentration Risks

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

IDWP has two significant customers Penguin Random House Publisher Services (“PRHPS”) and Diamond Comic Distributors, Inc. (“Diamond”), that pose a concentration risk.

Revenues from PRHPS, IDWP’s non-direct market  distributor amounted to 32.8% and 30.8% of consolidated revenue in the fiscal years ended October 31, 2021 and 2020, respectively. The receivable balances represented 52.0% and 15.8% of consolidated receivables at October 31, 2021 and 2020, respectively. Beginning June 1, 2022, PRHPS will replace Diamond as IDWP’s distributor to the direct market.

Revenues from Diamond, IDWP’s direct market distributor, represented 31.2% and 18.5% of the total consolidated revenues for the fiscal years ended October 31, 2021 and 2020, respectively. The receivable balances from this customer represented approximately 20.0% and 4.7% of consolidated trade accounts receivable at October 31, 2021 and 2020, respectively.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

IDWE has one significant customer, Netflix, that poses a concentration risk.

Revenue from Netflix, a leading streaming video subscription service, represented 0.5% and 21.1% of the total consolidated revenue in the fiscal years ended October 31, 2021 and 2020, respectively. The receivable balances from this customer represented 4.0% and 15.3% of consolidated trade receivables at October 31, 2021 and 2020, respectively.

Discontinued Operations

CTM has met the criteria for discontinued operations and has been presented as such in the consolidated financial statements. In accordance with ASU 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” a disposal is categorized as a discontinued operation if the disposal group is a component of an entity or group of components that meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

During the period in which the discontinued operation was classified as held for sale, the net loss was reclassified as a separate line item in the Statement of Operations. Additionally, the gain from the sale was presented as a separate line item on the Statement of Operations. Assets and liabilities are also separately reclassified in the balance sheet for all periods presented, prior to the sale. CTM’s assets are no longer reflected on the consolidated financial statements for the periods following the CTM Sale Date. Cash flows from a discontinued operation and the continuing business are presented together without separate identification within cash flows from operating, investing and financing activities. Cash flows of CTM’s depreciation, amortization, capital expenditures and significant noncash operating and investing activities for the discontinued operation are presented separately.

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation, these reclassifications have not resulted in impacts to net loss. Stock options have been included with stock based compensation on the Consolidated Stockholders’ Equity and Consolidated Statement of Cash Flows. Production costs payable have been broken out of accrued expenses on the Consolidated Balance Sheets. Bad debt expense has been included in selling, general and administrative on the Consolidated Statements of Operations.

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

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements or the amount of allowance against any previously recognized benefit. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability (Note 15 Income Taxes).

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Commitments and Contingencies

The Company accrues for loss contingencies when both (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

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

At October 31, 2021 and 2020, the carrying value of the Company’s current assets of trade accounts receivable, inventory, prepaid expenses, trade accounts payable, accrued expenses, deferred revenue, bank loans payable, related party loans payable, government loans, operating lease obligations, and other current liabilities approximated fair value because of the short period of time to maturity. At October 31, 2021 and 2020, the carrying value of the long-term portion of the Company’s operating lease obligations, related party loans, government loans and bank loans approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Investments

Effective April 1, 2020, the Company’s interest in Clover Press decreased to 19.9% and IDWMH no longer consolidates the operations of Clover Press.

Recently Issued Accounting Pronouncements Adopted Subsequent to 2020 Fiscal Year End

In March 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. It also requires an entity to test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The Company adopted this ASU on November 1, 2020 and is applying its provisions prospectively. In connection with this adoption the Company has evaluated this guidance and determined that there are impairments (Note 12) from substantively abandoned television costs which materially impacted the consolidated financial statements. These costs were recorded in direct cost of revenues.

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new guidance becomes effective for fiscal years beginning after December 15, 2022, though early adoption is permitted. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on November 1, 2023. The Company is evaluating the impact that the new standard will have on our consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2022, though early adoption is permitted. The Company will adopt this guideline prospectively for fiscal year November 1, 2023. The Company does not believe that the adoption of this new accounting guidance will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of Update No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in Update No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. In addition to removing these exceptions, Update No. 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Update No. 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt ASU 2019-12 effective November 1, 2021. The Company does not believe that the adoption of this new accounting guidance will have a material impact on its consolidated financial statements.

Note 2—Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted income (loss) per share is computed in the same manner as basic income (loss) per share except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company excluded 85,999 and 38,000 shares of unvested restricted stock, 302,737 and 242,735 stock options, and 187,579 of warrants from the calculation of diluted income (loss) per share for the fiscal years ended October 31, 2021 and 2020, respectively, as the effect would have been anti-dilutive. Therefore basic and diluted are the same for the fiscal years ended October 31, 2021 and 2020.

Note 3—Equity

On August 6, 2021, the Company closed a registered public offering of Class B common stock and EF Hutton, as representative of the Underwriters, exercised the overallotment option included as part of the offering in full. The Company sold an aggregate of 2,875,000 shares of the Company’s Class B common stock for gross consideration of $10,350,000 less underwriters’ commissions of $724,500 and underwriters’ expenses of $75,000.

On July 16, 2020, the Company settled its intercompany payable to CTM totaling $6,982,305 and subsequently received a distribution of $6,800,000 from CTM. This transaction was booked into additional paid in capital with CTM and IDWMH to have an immaterial impact and did not trigger any tax impacts.

On July 14, 2021 the Company’s board of directors authorized the increase of Class B Common Stock shares from 12,000,000 to 20,000,000, subject to stockholder approval at the Company’s 2022 Annual Meeting of Stockholders.

On July 13, 2020, the Company issued 314,070 shares of Class B Common Stock to the Chairman, pursuant to a Loan Modification Agreement in which the Chairman and the Company agreed to convert $1.25 million of indebtedness on the loan agreement owed by the Company to the Chairman to such 314,070 shares.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

On March 9, 2020, the Company closed a private placement of shares of Class B Common Stock at $6.00 per share, pursuant to which the Company issued 2,051,002 shares of Class B Common Stock for gross proceeds of approximately $12,300,000 inclusive of $4.0 million debt-to-equity conversion by the Chairman on the bridge loan agreement. The shares issued were subject to a contractual restriction on transfer for six months following the closing of the placement and are subject to other restrictions under applicable law. The proceeds from the issuance of Class B Common Stock have been netted with $415,000 of costs related to the private placement.

Voting Privileges and Protective Features

Each holder of outstanding shares of Class B Common Stock are entitled to cast the number of votes equal to one tenth of the whole shares of Common Stock held by such holder. Each holder of outstanding shares of Class C Common Stock are entitled to cast the number of votes equal to three times the whole shares of Common Stock held by such holder. Each series of Common Stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our Board of Directors, which may include, among others, dividends, voting rights, and liquidation preferences.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2020	38,000	$9.28
Granted	70,002	3.89
Vested	(22,003)	10.10
Cancelled / Forfeited	-	-
Non-vested shares at October 31, 2021	85,999	$4.68

At October 31, 2021, there was $344,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3 years.

Detailed below are shares of Class B Common Stock issued to the Chairman, for payment of interest on the loan agreement, the related party loan has been paid off. (Note 5). There was an additional 14,902 shares issued in fiscal 2020 for interest on the related party bridge loan paid off in fiscal 2020.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

	Number of Shares
Date	Fiscal 2021	Fiscal 2020
December 31, 2020	6,710	-
September 30, 2020	-	9,710
June 30, 2020	-	10,335
March 31, 2020	-	14,816
January 9, 2020	-	36,586
Total shares	6,710	71,447

Warrants

Detailed below are outstanding warrants issued to the Chairman associated with the two loans made by the Chairman to the Company (which loans have subsequently been repaid):

Number of Shares	Type of Share	Exercise Price	Expiration
98,336	Class B Common Stock	$26.44	March 30, 2022
89,243	Class B Common Stock	$42.02	August 21, 2023

Note 4—Stock Based Compensation

2019 Incentive Plan

On March 14, 2019, the Company’s Board of Directors adopted the 2019 IDW Stock Option and Incentive Plan (“2019 Incentive Plan”) to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries and reserved 300,000 shares of Class B Common Stock for the grant of awards under the 2019 Incentive Plan, subject to adjustment.  Incentives available under the 2019 Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units. On July 13, 2020, the Board of Directors of the Company increased the number of shares of Class B Common Stock reserved for the grant of awards under the 2019 Incentive Plan to 450,000, subject to adjustment.  On March 11, 2021, the Board of Directors of the Company increased the number of shares of Class B Common Stock reserved for the grant of awards under the 2019 Incentive Plan to 700,000, subject to adjustment. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on 3 years of continuous service and have 10-year contractual terms. As of October 31, 2021, 256,483 shares remained available to be awarded under the 2019 Incentive Plan.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the Company’s stock options for employees is equal to the contractual life of the option. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	October 31, 2021	October 31, 2020
Expected volatility	71.6%-72.1%	71.3%-76.0%
Dividend yield	-	-
Risk-free interest	1.01%-1.68%	0.60%-1.76%
Expected Life (years)	10	10

The following table summarizes stock option activity during the year ended October 31, 2021.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2020	242,735	$6.13	1.33	$-
Granted	130,002	4.07	2.47	-
Exercised	-	-	-	-
Cancelled / Forfeited	(70,000)	4.20	-	-
Outstanding at October 31, 2021	302,737	$5.69	1.55	$-
Exercisable at October 31, 2021	107,737	$7.62	0.93	$-

The weighted-average grant-date fair value of options granted during the fiscal years ended October 31, 2021 and 2020 was $1.93 and $3.06, respectively.

At October 31, 2021, unamortized stock compensation for stock options was $302,000, with a weighted average recognition period of 2.01 years.

Non-cash compensation for stock options and restricted stock issued to employees and non-employees included in selling, general and administrative expenses for continuing operations was $329,000 and $1,131,000 in the fiscal years ended October 31, 2021 and 2020, respectively.

2009 Incentive Plan

On September 3, 2009, the Company’s Compensation Committee ratified the 2009 Incentive Plan to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries.  The maximum number of shares of Class B Common Stock reserved for the grant of awards under the 2009 Incentive Plan was 285,860 shares.  Incentives that were available to be granted under the 2009 Incentive Plan included stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units.  Pursuant to the 2009 Incentive Plan, as of  August 2019 no new awards may be issued under that plan.  As of October 31, 2021, there remained outstanding 10,000 options that were awarded to one employee under the 2009 Incentive Plan. These vested options which had a 10-year term, will be cancelled, unless exercised, on January 30, 2022, which is 180 days after the employee’s termination.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Note 5—Loans

Related party loans

On August 21, 2018, the Company entered into a loan agreement with the Company’s Chairman of the Board of Directors for $5,000,000. Interest accrued at prime rate plus 1% and the loan was due to mature on August 20, 2022. Payment of principal and interest were payable from 70% of the Free Cash Flow, as defined in the loan agreement, of the Company’s CTM Media Group Inc. subsidiary. All outstanding shares of CTM Media Group Inc. stock were pledged as security under the agreement. On December 1, 2019, the Company amended the agreement providing that up to 60% of the interest due may, at the option of the Company, be paid in shares of Class B common stock (and the remaining amount in cash) with such shares valued based on the average closing prices for the Class B common stock on the ten trading days immediately prior to the applicable interest due date. The cumulative shares issued in connection with the loan interest was 63,255. The interest was to be paid quarterly on the loan. In conjunction with the loan, the Company issued the lender a warrant to purchase up to 89,243 shares of the Company’s Class B Common Stock with an exercise price of $42.02. The warrant expires August 21, 2023. On July 13, 2020, $1,250,000 was converted into 314,070 shares of Class B Common Stock (Note 3). On February 15, 2021 the Company closed the previously announced CTM Sale and since the loan balance equaled the purchase price ,the Company wrote down the loan of $3,750,000 to an outstanding balance of nil.

In the fiscal years ended October 31, 2021 and 2020, the Company charged $41,000 and $406,000, respectively of interest expense to production costs.

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

In the fiscal years ended October 31, 2021 and 2020, the Company charged $184,000 and $1,087,000, respectively of interest expense to production costs.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Government loans

On April 2, 2021, the Company received loan proceeds of $1,195,680 (the “PPP Loan”) from Bank of America, N.A. pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, as amended. The PPP Loan, which was in the form of a Note dated April 1, 2021 issued by the Company, matures on April 1, 2026 and bears interest at a rate of 1% per annum, payable monthly commencing on November 2, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company used the entire PPP Loan amount for qualifying expenses. On October 27, 2021, the Company received notification from the Lender that the SBA had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount. The forgiveness of the PPP Loan was recognized during the quarter ending October 31, 2021. In the fiscal year ended October 31, 2021, $6,000 of interest expense was incurred and reversed into other income once forgiven.

On April 27, 2020, the Company received loan proceeds of $1,195,679 (the “IDWMH PPP Loan”) from Bank of America, N.A. pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The IDWMH PPP Loan, which was in the form of a Note dated April 15, 2020 issued by the Company, matures on April 15, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 24, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties, and under the terms of the loan, payments can be deferred for six months. Funds from the IDWMH PPP Loan may be used primarily for payroll costs and costs used to continue group health care benefits, and, up to a limited extent, on mortgage payments, rent, utilities, interest and other expenses as described in the CARES Act. Under the terms of the PPP, certain amounts of the IDWMH PPP Loans may be forgiven if they are used for those qualifying expenses. The Company used the entire IDWMH PPP Loan amount for those qualifying expenses. On July 20, 2021, the Company received notification from the Lender that the SBA had approved the Company’s PPP Loan forgiveness application for the entire PPP Loan amount. The forgiveness of the PPP Loan was recognized during the quarter ending July 31, 2021. In the fiscal year ended October 31, 2021, $8,000 of interest expense was incurred and reversed into other income once forgiven. In the fiscal year ended October 31, 2020, $6,000 of interest expense was incurred.

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

Total Assets (in thousands)

October 31, 2021 for IDWP $14,216, IDWE $2,998 and IDWMH $14,184

October 31, 2020 for IDWP $15,189, IDWE $22,091, CTM (discontinued operations) 11,171 and IDWMH $6,207

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Operating results for the business segments of the Company are as follows:

(in thousands) (unaudited)	IDWP(a)	IDWE(b)	CTM	IDWMH	Total
			(discontinued operations)	(unallocated overhead)
Fiscal year ended October 31, 2021
Revenues	$25,284	$7,141	$-	$-	$32,425
Loss from operations	(770)	(6,690)	-	(1,225)	(8,685)
Loss from discontinued operations, net	-	-	(1,281)	-	(1,281)
Net loss	(770)	(6,582)	(1,281)	3,241	(5,392)
Total assets at October 31, 2021	14,216	2,998	-	14,184	31,398
Fiscal year ended October 31, 2020
Revenues	$23,850	$14,312	$-	$-	$38,162
Loss from operations	(103)	(8,589)	-	(632)	(9,324)
Loss from discontinued operations, net	-	-	(4,110)	-	(4,110)
Net loss	(103)	(8,589)	(4,110)	(996)	(13,798)
Total assets at October 31, 2020	15,189	22,091	11,171	6,207	54,658

(a)	IDWP includes Clover Press through March 31, 2020. As of April 1, 2020, Clover Press was valued at the cost method and was no longer consolidated.

(b)	IDWE includes Thought Bubble LLC and Word Balloon LLC which consist of only television costs.

(c)	IDWMH reported net income as a result of PPP loan forgiveness and the sale of CTM.

Note 7 —Trade Accounts Receivable and Deferred Revenue

Trade accounts receivable consists of the following:

(in thousands)	October 31, 2021	October 31, 2020
Trade accounts receivable	$5,558	$23,246
Less allowance for sales returns	(127)	(296)
Less allowance for doubtful accounts	-	(29)
Trade accounts receivable, net	$5,431	$22,921

The opening balance of trade accounts receivable as of November 1, 2019 was $43,462,000.

Changes in deferred revenue consist of the following:

(in thousands)	October 31, 2021	October 31, 2020
Beginning Balance	$2,385	$1,058
Deferral of revenue	609	2,725
Recognition of deferred revenue	(927)	(1,398)
Return of previously collected funds	(22)	-
Ending Balance	$2,045	$2,385

The Company expects to satisfy its remaining performance obligations and recognize approximately 100% of this revenue over the next 12 months ending October 31, 2022.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Note 8 — Inventory

Inventory consists of the following:

(in thousands)	October 31, 2021	October 31, 2020
Work in progress	$495	$1,004
Finished goods	2,595	2,750
Total	$3,090	$3,754

Note 9 — Prepaid Expenses

Prepaid expenses consist of the following:

(in thousands)	October 31, 2021	October 31, 2020
Royalties and deposits	$1,215	$1,061
Insurance	225	134
Other prepaids	830	166
Total	$2,270	$1,361

Note 10—Property and Equipment

Property and equipment consist of the following:

(in thousands)	October 31, 2021	October 31, 2020
Equipment	$557	$424
Furniture and Fixtures	106	105
Leasehold improvements	827	826
Computer software	24	20
Total	1,514	1,375
Less accumulated depreciation	(1,167)	(965)
Property and equipment, net	$347	$410

Depreciation expense totaled $201,000 and $200,000 for fiscal 2021 and 2020, respectively.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Note 11— Intangible Assets

Intangible assets consist of the following:

		October 31, 2021
	Amortization Period	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Licensing contracts	7 years	$893	$—	$—	$(886)	$7
		893	—	—	(886)	7
In-process intangible assets:
Software development costs		—	672	—	—	672
		—	672	—	—	672

Total		$893	$672	$—	$(886)	$679

		October 31, 2020
	Amortization Period	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Licensing contracts	7 years	$893	$—	$—	$(841)	$52
		893	—	—	(841)	52
In-process intangible assets:
Software development costs		—	—	—	—	—
		—	—	—	—	—

Total		$893	$—	$—	$(841)	$52

Amortization expense totaled $45,000 and $52,000 for the fiscal years ended October 31, 2021 and 2020, respectively.

As of October 31, 2021, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows (excludes in process intangible assets):

(in thousands)
2022	7
Total	$7

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Note 12 —Television costs and amortization

Television costs consist of the following:

(in thousands)	October 31, 2021	October 31, 2020
In-production	$-	$435
In-development	1,487	2,491
Total	$1,487	$2,926

(in thousands)	October 31, 2021	October 31, 2020
Television cost amortization	$5,414	$16,808
Television cost impairments	2,216
Total	$7,630	$16,808

Amortization expense for television costs is expected to be approximately $1,967,000 over the next twelve months ending October 31, 2022. The impairment relates to the adoption of ASU 2019-02 (Note 1).

Note 13 —Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	October 31, 2021	October 31, 2020
Royalties	$1,410	$1,268
Payroll, bonus, accrued vacation and payroll taxes	1,304	844
Other	483	346
Total	$3,197	$2,458

Note 14—Commitments

Lease Commitments

The Company has various lease agreements with remaining terms up to 3 years, including leases of office space, warehouses, and equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the Company’s interest rate on its line of credit.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

The Company’s weighted-average remaining lease term relating to its operating leases is 0.74 years, with a weighted-average discount rate of 4.59% as of October 31, 2021.

The Company recognized lease expense for its operating leases of $500,000 and $618,000 for the fiscal years ended October 31, 2021 and 2020, respectively. The cash paid under operating leases was $594,000 and $686,000 for the fiscal years ended October 31, 2021 and 2020, respectively.

At October 31, 2021, the Company had a right-of-use-asset related to operating leases of $1,037,000, accumulated amortization related to operating leases of $735,000, both of which are included as a component of right-of-use assets. At October 31, 2020, the Company had a right-of-use-asset related to operating leases of $1,037,000 and accumulated amortization related to operating leases of $266,000.

As of October 31, 2021, future minimum lease payments required under operating leases are as follows:

Maturity of Lease Liability (in thousands)	Total
Fiscal years ending October 31:
2022	$354
2023	13
2024	7
2025	-
Thereafter	-
Total minimum lease payments	$374
Less: imputed interest	(6)
Present value of future minimum lease payments	$368

Note 15—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

Fiscal year Ended October 31 (in thousands)	2021	2020
Deferred tax assets:
Bad debt reserve	$-	$8
Accrued expenses	231	303
Exercise of stock options and lapsing of restrictions on restricted stock	1,453	1,360
Impairment	391	391
Amortization	1,791	2,686
Net operating loss	15,004	12,280
Total deferred tax assets	18,870	17,028
Valuation allowance	(18,870)	(17,028)
Net Deferred Tax Assets	$-	$-

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

The (benefit from) provision for income taxes consists of the following:

Fiscal year ended October 31 (in thousands)	2021	2020
Current:
Federal	$-	$-
State and local	-	-
Foreign	-	-
	$-	$-
Deferred:
Federal	$-	$-
State and local	-	-
Foreign	-	-
	$-	$-
(Benefit from) provision for income taxes	$-	$-

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Fiscal year ended October 31 (in thousands)	2021	2020
U.S. federal income tax at statutory rate	$(865)	$(2,034)
Change in valuation allowance	1,875	2,651
State and local income tax, net of federal benefit	(512)	-
Tax law change	(502)	(620)
Non-deductible expenses	4	3
(Benefit from) provision for income taxes	$-	$-

At October 31, 2021, the Company had federal net operating loss carryforwards of approximately $54 million. These carry-forward losses are available to offset future U.S. federal taxable income. The pre-fiscal year 2019 net operating loss carryforwards will start to expire in fiscal 2030 and post 2019 losses of $46 million will not expire.

The change in the valuation allowance in fiscal 2021 was as follows:

(in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Reserves deducted from deferred income taxes, net:
Valuation allowance	$17,028	$1,875	$33	$18,870

At October 31, 2018, the company performed an analysis of its deferred tax assets and determined that it is not more likely than not that they will be utilized and has established a valuation allowance against the asset. The valuation allowance remains.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

At October 31, 2021 and 2020, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2021 and fiscal 2020. At October 31, 2021, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2021 and fiscal 2020, the Company did not record any interest and penalties on income taxes. At October 31, 2021 and 2020, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2018 to fiscal 2021, state and local tax returns generally for fiscal 2018 to fiscal 2021.

Note 16— Deconsolidation of Subsidiary

a.	Effective April 1, 2020, the Company’s interest in Clover Press decreased to 19.9% and IDWMH no longer consolidates the operations of Clover Press. Accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of Clover Press.

b.	Analysis of assets and liabilities over which the Company lost control

(in thousands)	March 31, 2020
Current assets
Cash and cash equivalents	$215
Trade accounts receivable	1
Inventory	62
Other current assets	9
Noncurrent assets
Intangible assets, net	10
Right-of-use assets	226
Other noncurrent assets	64
Current liabilities
Trade accounts payable	(38)
Operating lease obligation- current	(64)
Related party notes payable	(50)
Non-current liabilities
Operating lease obligations -long term	(169)
Net assets deconsolidated	$266

c.	Loss on deconsolidation of subsidiary

(in thousands)	Fiscal Year Ended October 31, 2020
Fair value of interest retained	$25
Consideration received	100
Carrying amount of interest retained:
Net assets deconsolidated	(266)
Noncontrolling interests	106
Loss on deconsolidation of subsidiary	$(35)

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

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

d.	Net cash outflow arising from deconsolidation of the subsidiary

(in thousands)	Fiscal Year Ended October 31, 2020
The balance of cash and cash equivalents deconsolidated	$(115)

Note 17- Discontinued Operations

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

As of July 31, 2020, CTM was reported as a discontinued operation and  CTM’s operations have since been included in the consolidated financial statements as discontinued operations. On February 15, 2021, the Company closed the CTM Sale. The loan of $3,750,000 was forgiven in part of the sale and the Company recorded a gain of $2,123,219 based on CTM’s net asset value as of the CTM Sale Date. CTM’s assets are no longer reflected on the consolidated financial statements for the periods following the CTM Sale Date and CTM’s operations are only consolidated in the Company’s consolidated statements of operations results until the CTM Sale Date. There was no contingent gain recorded since there was no foreseeable contingent payments to the Company.

Pursuant to ASC 205-20-45-9 general corporate overhead should not be allocated to discontinued operations. The Company did not allocate any corporate overhead to CTM when it began being classified as held for sale in the third quarter of 2020 and continued to not allocate any expenses.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

The consolidated statements of operations include the following results related to CTM discontinued operations:

Results of discontinued operations	Fiscal year ended, October 31,
(in thousands)	2021	2020

Revenue	$1,427	$9,264
Direct cost of revenue	946	4,480
Selling, general and administrative	1,650	7,413
Depreciation and amortization	295	1,175
Bad Debt	(109)	680
Total costs and expenses	2,782	13,748
Loss from operations	(1,355)	(4,484)
Interest expense, net	6	(78)
Other income (expense), net	68	452
Loss before income taxes	(1,281)	(4,110)
(Provision for) benefit from income taxes	-	-
Net loss	$(1,281)	$(4,110)

(i)	Stock based compensation for discontinued operations included in selling, general and administrative expenses is $0 in the fiscal years ended October 31, 2021 and 2020, respectively.

(ii)	CTM is no longer consolidated into the Company as of February 15, 2021 the CTM Sale Date.

Cash flows of CTM’s depreciation and amortization, capital expenditures and notable activities for the discontinued operation include:

(in thousands)	October 31, 2021	October 31, 2020
Depreciation and amortization	$188	$764
Amortization of finance lease	108	411
Amortization of right-of-use assets	282	1,329
Capital expenditure	(22)	(381)
Gain on extinguishment of PPP loan	(68)	-

Significant cash flow transactions recorded on IDWMH as a result of the sale of discontinued operations include:

●	Gain on sale of CTM of $2,123,000

●	Gain on disposal of ROU assets of $97,000

●	Disposal of discontinued operations of ($902,000)

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

The accompanying consolidated balance sheets include the following carrying amounts of assets and liabilities related to the CTM discontinued operations:

Assets and liabilities of Discontinued Operations	October 31,
(in thousands)	2021	2020

Assets
Cash	$-	$1,621
Trade receivables, net	-	844
Prepaid expenses	-	368
Total current assets*	-
Property and equipment, net	-	1,274
Right-of-use assets, net	-	4,649
Intangible assets, net	-	142
Goodwill	-	2,110
Other assets	-	163
Total Assets	$-	$11,171
Liabilities
Trade accounts payable	-	891
Accrued expenses	-	368
Deferred revenue	-	664
Government loan- current portion	-	1,125
Operating lease obligations-current portion	-	909
Finance lease obligations- current portion	-	342
Income taxes payable and other current liabilities	-	71
Total current liabilities*	-
Government loan- long term portion	-	684
Operating lease obligations – long term portion	-	3,034
Finance lease obligations – long term portion	-	452
Total non-current liabilities*	-
Total Liabilities	$-	$8,540

*	The assets and liabilities of the disposal group classified as held for sale are all classified as current on Assets and Liabilities of Discontinued Operations since it’s probable the sale will occur, and proceeds will be collected within one year. Therefore, no sub totals between current and non-current have been displayed. Since the sale of the discontinued operations the assets and liabilities are no longer reflected above.

Note 18—Labor Agreements

IDWE produces its television shows utilizing primarily union-based employees, whether through SPEs or through independent production companies. Those unions represent employees that are subject to collective bargaining agreements and IDWE’s costs and scheduling of production are subject to those agreements.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

Note 19—Related Party Transactions

On August 21, 2018, the Company entered into a loan agreement with the Company’s Chairman of the Board of Directors (who, at the time, was also the Company’s Chief Executive Officer and majority stockholder) (the “Chairman”) for $5,000,000. Interest accrues at prime rate plus 1% and the loan matures August 20, 2022. Payment of principal and interest are payable from 70% of the Free Cash Flow, as defined in the loan agreement, of the Company’s CTM Media Group Inc. subsidiary. All outstanding shares of CTM Media Group Inc. stock are pledged as security under the agreement. On December 1, 2019, the Company amended the agreement providing that up to 60% of the interest due may, at the option of the Company, be paid in shares of Class B common stock (and the remaining amount in cash) with such shares valued based on the average closing prices for the Class B common stock on the ten trading days immediately prior to the applicable interest due date. As at October 31, 2020 the shares issued in connection with the loan interest was 56,545. The interest is to be paid quarterly on the loan. In conjunction with the loan, the Company issued the Chairman a warrant to purchase up to 89,243 shares of the Company’s Class B Common Stock at a price per share of $42.02. The warrant expires August 21, 2023. On July 13, 2020 $1,250,000 was converted into 314,070 shares of Class B Common Stock (Note 5). On February 15, 2021 the Company closed the previously announced CTM Sale and since the loan balance equaled the purchase price, the Company wrote down the loan of $3,750,000. The outstanding amount was $0 and $3,750,000 at October 31, 2021 and 2020, respectively.

For the fiscal year ended October 31, 2021, interest on the above loan and the related party bridge loan amounted to $41,000 and for the fiscal year October 31, 2020 interest amounted to $406,000, which was charged to production cost.

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

As of July 31, 2020, CTM was reported as a discontinued operation and  CTM’s operations have since been included in the consolidated financial statements as discontinued operations. On February 15, 2021, the Company closed the CTM Sale. The loan of $3,750,000 was forgiven in part of the sale and the Company recorded a gain of $2,123,219 based on CTM’s net asset value as of the CTM Sale Date.

Note 20—Defined Contribution Plans

The Company has a 401(k) Plan that are available to all its employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute a portion of their salary with no minimum deferred required, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions as determined in the Company’s sole discretion, which vest either immediately or over six years, depending upon the specific plan’s documents. All contributions made by participants vest immediately into the participant’s account.

The Company also has a 401(k) matching plan whereby the Company matches a percentage of employee 401(k) contributions, based on maximum employee deferral rates of calendar year W-2 compensation, as defined in the plans. Funds are added to accounts of employees that are actively employed in a given calendar year, as defined. Although the Company is fully committed to the plans, the company’s match and the terms of the match are subject to cancellation and/or change, at any time, without notice.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

The Company contributed approximately $117,000 and $54,000 for the fiscal years ended October 31, 2021 and 2020, respectively.

For union contractors, the company contributes to multiemployer pension plans jointly administered by industry and union representatives. The risk of participating in U.S. multiemployer pension plans is different from single employer pension plans in the following aspects:

a)	Assets contributed to the multiemployer plan by one employer may be used to provide benefits of employment to other participating employers.

b)	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c)	If the Company stops participating in some of its multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the entire plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the fiscal years ended October 31, 2021 and October 31, 2020 is outlined in the following table. The latest information provided by the multi-employer plan is for the plan year 2019 from January 1,2019 to December 31, 2019. The Plan Protection Act (“PPA”) zone status column ranks the funded status of multiemployer pension plans depending upon a plan’s current and projected funding. The zone status is based on information that the Company received from the plan. Among other factors, the plan is in the Red Zone (Critical) if it has a current funded percentage less than 65%. A plan is in the Yellow Zone (Endangered) or Orange Zone (Seriously Endangered) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. The Funding Improvement Plan (“FIP”)/Rehabilitation Plan (“RP”) status column indicates plans for which a FIP or RP is either pending or in place. The following table contains information about the Company’s multiemployer pension plans for the fiscal years ended October 31, 2021 and 2020:

The following table contains information about the Company’s multiemployer pension plans for the fiscal years ended October 31, 2021 and 2020.

Producer-Writer Guild of America	Pension Plan

Expiration date of Collective Bargaining Agreement	NA
Employer Identification Number	95-2216351
Plan Number	001
PPA Status 2021	NA
PPA Status 2020	NA
FIP/RP Status Pending/Implemented	NA
Company’s Contributions 2021	$26,704
Company’s Contribution 2020	$18,555
Center Contributions > 5% 2021	NA
Center Contributions > 5% 2020	NA
Plan’s year-end	Dec 31/2019

The Company currently has no intention of withdrawing from any of the multiemployer pension plans in which they participate.

Note 21— Subsequent events

The Company has evaluated subsequent events through January 20, 2022, the date on which the consolidated financial statements were available to be issued. There were no material subsequent events that require recognition or additional disclosures in these consolidated financial statements, except as follows:

On December 3, 2021, the Company’s Vice Chairman was issued 648,222 of options to purchase shares of the Company’s common stock with an exercise price of $2.43 per share. The options have a 10-year term with vesting over a 4-year period.