Form 10-Q
period 2022-01-31
IDW MEDIA HOLDINGS, INC.
filed 2022-03-14
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 14, 2022 the registrant had the following shares outstanding:

Class B common stock, $0.01 par value:	12,430,676 shares (excluding 519,360 treasury shares)
Class C common stock, $0.01 par value:	545,360 shares

IDW MEDIA HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	January 31, 2022 (unaudited)	October 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,997	$17,532
Trade accounts receivable, net	3,989	5,431
Inventory	2,922	3,090
Prepaid expenses	1,777	2,270
Total current assets	25,685	28,323
Non-current assets
Property and equipment, net	356	347
Right-of-use assets, net	181	302
Intangible assets, net	791	679
Goodwill	199	199
Television costs, net	1,589	1,487
Other assets	62	61
Total assets	$28,863	$31,398
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,346	$1,141
Accrued expenses	2,318	3,197
Production costs payable	150	2,010
Deferred revenue	65	2,045
Operating lease obligations – current portion	198	348
Total current liabilities	4,077	8,741
Non-current liabilities
Operating lease obligations – long term portion	16	20
Total liabilities	$4,093	$8,761
Stockholders’ equity (see note 3):
Preferred stock, $.01 par value; authorized shares – 500; no shares issued at January 31, 2022 and October 31, 2021	-	-
Class B common stock, $0.01 par value; authorized shares – 20,000; 12,950 and 12,938 shares issued and 12,431 and 12,419 shares outstanding at January 31, 2022 and October 31, 2021, respectively	123	123
Class C common stock, $0.01 par value; authorized shares – 2,500; 545 shares issued and outstanding at January 31, 2022 and October 31, 2021	5	5
Additional paid-in capital	103,963	103,819
Accumulated deficit	(78,125)	(80,114)
Treasury stock, at cost, consisting of 519 shares of Class B common stock at January 31, 2022 and October 31, 2021	(1,196)	(1,196)
Total stockholders’ equity	24,770	22,637
Total liabilities and stockholders’ equity	$28,863	$31,398

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(in thousands, except per share data)	January 31, 2022	January 31, 2021

Revenues	$11,849	$8,413

Costs and expenses:
Direct cost of revenues	4,790	9,233
Selling, general and administrative	4,992	4,242
Depreciation and amortization	83	59
Total costs and expenses	9,865	13,534
Income (loss) from operations	1,984	(5,121)

Interest expense, net	(10)	(13)
Other income, net	15	-
Net income (loss) from continuing operations	1,989	(5,134)

Net loss from discontinued operations	-	(1,121)
Net income (loss)	$1,989	$(6,255)

Basic and diluted income (loss) per share (see note 2):
Continuing operations	$0.15	$(0.51)
Discontinued operations, net		(0.11)
Basic and diluted net income (loss) per share	$0.15	$(0.62)

Weighted-average number of shares used in the calculation of basic and diluted income (loss) per share:	12,858	9,992

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
(in thousands)	January 31, 2022	January 31, 2021
Net income (loss)	$1,989	$(6,255)
Foreign currency translation adjustments	-	(12)
Total comprehensive income (loss)	$1,989	$(6,267)

See accompanying notes to condensed consolidated financial statements

IDW Media Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended January 31, 2022 and 2021

(in thousands)

(Unaudited)

	Class B Common Stock		Class C Common Stock			Accumulated		Treasury Stock, at Cost
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Other Comprehensive Loss	Accumulated Deficit	Number of Shares	Amount	Total Stockholders’ Equity
Balance October 31, 2021	12,938	$123	545	$5	$103,819	$-	$(80,114)	519	$(1,196)	$22,637
Stock based compensation	-	-	-	-	144	-	-	-	-	144
Issuance of common stock	12	-	-	-	-	-	-	-	-	-
Comprehensive loss
Net Income	-	-	-	-	-	-	1,989	-	-	1,989
Other comprehensive income	-	-	-	-	-	-		-	-	-
Total comprehensive loss	-	-	-	-	-	-	1,989	-	-	1,989
Balance January 31, 2022	12,950	$123	545	$5	$103,963	$-	$(78,125)	519	$(1,196)	$24,770

Balance October 31, 2020	9,987	$93	545	$5	$111,379	$(60)	$(91,996)	519	$(1,196)	$18,225
Stock based compensation	-	-	-	-	64	-	-	-	-	64
Issuance of common stock	21	1	-	-	24	-	-	-	-	25
Comprehensive loss
Net Loss	-	-	-	-	-	-	(6,255)	-	-	(6,255)
Other comprehensive income	-	-	-	-	-	(12)	-	-	-	(12)
Total comprehensive loss	-	-	-	-	-	(12)	(6,255)	-	-	(6,267)
Balance January 31, 2021	10,008	$94	545	$5	$111,467	$(72)	$(98,251)	519	$(1,196)	$12,047

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	January 31, 2022	January 31, 2021
Operating activities:
Net income (loss)	$1,989	$(6,255)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	83	218
Amortization of finance leases	-	92
Bad debt recovery	-	(109)
Stock based compensation	144	64
Amortization of right-of-use asset	121	358
Gain on extinguishment of PPP Loans	-	(68)
Changes in operating assets and liabilities:
Trade accounts receivable	1,442	3,786
Inventory	168	159
Prepaid expenses and other assets	492	(229)
Television costs	(102)	1,839
Operating lease liability	(154)	(367)
Trade accounts payable, accrued expenses, production costs payable and other current liabilities	(2,534)	2,091
Deferred revenue	(1,980)	(693)
Net cash (used in) provided by operating activities	(331)	886
Investing activities:
Capital expenditures	(204)	(55)
Net cash used in investing activities	(204)	(55)
Financing activities:
Proceeds from issuance of common stock	-	25
Repayments of finance lease obligations	-	(92)
Proceeds from CTM bank loans	-	17
Repayments of bank loans	-	(3,076)
Net cash used in financing activities	-	(3,126)
Effect of exchange rate changes on cash and cash equivalents	-	(12)
Net decrease in cash and cash equivalents	(535)	(2,307)
Cash and cash equivalents at beginning of period	17,532	12,162
Cash and cash equivalents at end of period	$16,997	$9,855

Supplemental schedule of investing and financing activities
Cash paid for interest	$-	$11

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto also included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All amounts in these condensed consolidated financial statements and notes to the condensed consolidated financial statements are reflected on a consolidated basis for all periods presented.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The Company is actively monitoring the COVID-19 pandemic, the restrictive measures imposed to combat its spread and their potential impact on each of our operating segments. While we believe that in fiscal 2021 through the first quarter of fiscal 2022, there has been significant improvement due to global and domestic vaccination efforts, there is uncertainty around the duration and ongoing impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, and our operations and our customers and partners may continue to be impacted. The Company has considered information available to it as of the date of issuance of these condensed consolidated financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgements, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, goodwill and other long-lived assets, and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company (see note 5)

Our principal business consist of the following segments:

i.	IDWP Publishing (“IDWP”), a publishing company that creates comic books, graphic novels, digital content and games through its imprints IDW, IDW Games, Top Shelf Productions and Artist’s Editions; and

ii.	IDW Entertainment (“IDWE”), a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

Prior to February 15, 2021, we also owned CTM Media Group (CTM), a company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. On February 15, 2021, we consummated the sale of CTM to an assignee of Howard Jonas, the Company’s Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness we owed to our Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the sale, and (iii) a contingent payment if CTM is sold within 36 months of the sale for more than $4.5 million. As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the condensed consolidated financial statements as discontinued operations (Note 14 Discontinued Operations).

Trade Accounts Receivable, Net

Trade accounts receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the tenants’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company had an allowance for doubtful accounts of $0 as of January 31, 2022 and October 31, 2021.

Television Costs

We expense television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For television series, Ultimate Revenues include revenues that are expected to be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. IDWE capitalized cost of production and amortized it over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total Ultimate Revenues for each production. Advertising, marketing, general and administrative costs are expensed as incurred.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

IDWE regularly enters into agreements for the production of its television shows. The agreements provide for the rights and obligations related to the agreement including timing, delivery and payments. IDWE capitalizes the resulting production costs under the agreements in production cost inventory as payments are made or when the products or services are delivered. Amortization of television costs during the three months ended January 31, 2022 and 2021 were $999,000 and $3,956,0000, respectively.

Variable Interest Entities

The Company, through its subsidiary IDWE has arrangements with seven special-purpose entities (“SPEs”), some formed for the sole purpose of providing production services in Canada for the production of a television pilot and television series, others for production and writing purposes. The SPEs are independently owned companies that are effectively controlled by IDWE and are parties to the related bank production financing arrangements. The Company has determined that SPEs are variable interest entities (“VIEs”) and that the Company is the primary beneficiary of the SPEs activities and obligor on the SPEs’ debt. All financial activity of the SPEs have been included IDWE’s financial statements, which are part of these consolidated financial statements. IDWE does not need to provide any support to the VIE’s and therefore there are no foreseen potential losses associated. They have finished all of the productions and these shows have been delivered. The outstanding loans have been paid off. The carrying amounts and classification of the VIEs’ assets are presented below:

(in thousands)	January 31, 2022	October 31, 2021
Cash and cash equivalents	$192	$78

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Revenue Recognition When Right of Return Exists

IDWP offers its book market distributors, a right of return with no expiration date in accordance with general industry practices. These distributors then offer this same right of return to their book market retail customers. Sales returns allowances represent a reserve for IDWP products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. As of January 31, 2022 and October 31, 2021, the Company’s accrual for estimated returns were $91,000 and $127,000, respectively.

Direct Cost of Revenues

Direct cost of revenues excludes depreciation and non-production cost amortization expense. Direct cost of revenues for IDWP consists primarily of printing expenses and costs of artist and writers. Direct cost of revenues for IDWE consists primarily of the amortization of production costs that were capitalized during the production of the television episodes, accrued third party participation, and distribution fees directly related to revenue.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Revenues from PRHPS, IDWP’s non-direct market distributor, represented 21.7% and 28.2% of condensed consolidated revenue for the three months ended January 31, 2022 and 2021, respectively. The receivable balances from PRHPS represented 52.9% and 52.0% of condensed consolidated receivables at January 31, 2022 and October 31, 2021, respectively. Beginning June 1, 2022, PRHPS will replace Diamond as IDWP’s distributor to the direct market.

Revenues from Diamond, IDWP’s direct market distributor, represented 15.0% and 27.3% of condensed consolidated revenue for the three months ended January 31, 2022 and 2021, respectively. The receivable balances from Diamond represented 18.9% and 20.0% of condensed consolidated receivables at January 31, 2022 and October 31, 2021, respectively.

IDWE has two significant customers, Netflix and NBC Universal/SyFy, that pose a concentration risk.

Revenues from Netflix, a leading streaming video subscription service, represented 35.4% and 0.0% of condensed consolidated revenue for the three months ended January 31, 2022 and 2021, respectively.

Revenues from NBC Universal/SyFy, a major television network, represented 0% and 29.4% of condensed consolidated revenue for the three months ended January 31, 2022 and 2021, respectively.

Discontinued Operations

CTM meets the criteria for discontinued operations and has been presented as such in the condensed consolidated financial statements. In accordance with ASU 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” a disposal is categorized as a discontinued operation if the disposal group is a component of an entity or group of components that meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

During the period in which the discontinued operation was classified as held for sale, the net loss was reclassified as a separate line item in the Condensed Consolidated Statement of Operations. Assets and liabilities are also separately reclassified in the balance sheet for all periods presented, prior to the sale. CTM’s assets are no longer reflected on the condensed consolidated financial statements for the periods following the CTM Sale Date. Cash flows from a discontinued operation and the continuing business are presented together without separate identification within cash flows from operating, investing and financing activities. Cash flows of CTM’s depreciation, amortization, capital expenditures and significant noncash operating and investing activities for the discontinued operation are presented separately.

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications have not resulted in impacts to net loss. Stock options have been included with stock-based compensation on the Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statement of Cash Flows.

Recently Issued Accounting Pronouncements Adopted

In March 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. It also requires an entity to test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The Company adopted this ASU on November 1, 2020 and is applying its provisions prospectively. In connection with this adoption the Company has evaluated this guidance and determined that there are impairments (Note 11) from substantively abandoned television costs which materially impacted the consolidated financial statements. These costs were recorded in direct cost of revenues.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of Update No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in Update No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intra-period tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. The Company adopted the ASU on November 1, 2021, and adoption did not materially affect our condensed consolidated financial statements.

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new guidance becomes effective for fiscal years beginning after December 15, 2022, though early adoption is permitted. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on November 1, 2023. The Company is evaluating the impact that the new standard will have on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2022, though early adoption is permitted. The Company will adopt this guideline prospectively for the fiscal year beginning November 1, 2023. The Company does not believe that the adoption of this new accounting guidance will have a material impact on its condensed consolidated financial statements.

Note 2—Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is computed in the same manner as basic income (loss) per share except that the number of shares is increased to include additional shares that would have been outstanding had the potentially dilutive shares been issued, and reduced by the number of shares the Company could have repurchased with the proceeds from issuance of the potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company excluded 77,665 and 48,000 shares of unvested restricted Class B common stock, options to purchase 930,959 and 242,735 shares of Class B common stock, and warrants to purchase 187,579 and 187,579 shares of Class B common stock from the calculation of diluted loss per share for the three months ended January 31, 2022 and 2021, respectively, as the effect would have been anti-dilutive. Therefore, basic and diluted earnings per share are the same for the three months ended January 31, 2022 and 2021.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Equity

On July 14, 2021 the number of authorized shares of the Company’s Class B common stock was increased from 12,000,000 to 20,000,000.

Voting Privileges and Protective Features

Each holder of outstanding shares of Class B common stock is entitled to cast the number of votes equal to one tenth of the whole shares of Class B common stock held by such holder. Each holder of outstanding shares of Class C common stock is entitled to cast the number of votes equal to three times the whole shares of Class C common stock held by such holder. Each series of preferred stock, if any are designated and issued, will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our Board of Directors, which may include, among others, dividends, voting rights, and liquidation preferences.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2021	85,999	$4.68
Granted	11,596	2.07
Vested	(19,930)	2.85
Cancelled / Forfeited	-	-
Non-vested shares at January 31, 2022	77,665	$4.76

At January 31, 2022, there was $301,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3 years.

On December 31, 2020, 6,710 shares of Class B common stock were issued to our Chairman, for payment of interest on the loan agreement related to the related party loan that was paid off as of as part of the sale of CTM on February 15, 2021. (Note 14).

Warrants

Detailed below are outstanding warrants issued to our Chairman associated with the two loans made by the Chairman to the Company (which loans have subsequently been repaid):

Number of Shares	Type of Share	Exercise Price	Expiration
98,336	Class B common stock	$26.44	March 30, 2022
89,243	Class B common stock	$42.02	August 21, 2023

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Stock Based Compensation

2019 Incentive Plan

On March 14, 2019, the Company’s Board of Directors adopted the 2019 IDW Stock Option and Incentive Plan (“2019 Incentive Plan”) to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries and reserved 300,000 shares of Class B common stock for the grant of awards under the 2019 Incentive Plan, subject to adjustment. Incentives available under the 2019 Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units. On July 13, 2020, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 450,000, subject to adjustment.  On March 11, 2021, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 700,000, subject to adjustment. On November 8, 2021, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 1,350,000 subject to stockholder approval at the Company’s 2022 Annual Meeting of Stockholders. On January 13, 2022, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 2,550,000, subject to stockholder approval at the Company’s 2022 Annual Meeting of Stockholders. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on 3 years of continuous service and have 10-year contractual terms. As of January 31, 2022, 1,459,998 shares remained available to be awarded under the 2019 Incentive Plan.

The following table summarizes stock option activity during the three months ended January 31, 2022.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2021	302,737	$5.69	8.56	$-
Granted	648,222	2.43	9.84	-
Exercised	-	-	-	-
Cancelled / Forfeited	(20,000)	7.00	-	-
Outstanding at January 31, 2022	930,959	$3.39	9.46	$-
Exercisable at January 31, 2022	111,070	$7.72	8.18	$-

At January 31, 2022, unamortized stock compensation for stock options was $1,087,987.

Non-cash compensation for stock options and restricted stock issued to employees and non-employees included in selling, general and administrative expenses for continuing operations was $144,000 and $64,000 during the three months ended January 31, 2022 and 2021, respectively.

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

Total Assets (in thousands)

January 31, 2022 for IDWP $12,788, IDWE $2,230 and IDWMH $13,845

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating results for the business segments of the Company are as follows:

(in thousands)	IDWP	IDWE(a)	CTM	IDWMH	Total
			(discontinued operations)	(unallocated overhead)
Three months ended January 31, 2022
Revenues	$7,531	$4,318	$-	$-	$11,849
Income (loss) from operations	512	1,970	-	(498)	1,984
Net income (loss)	512	1,985	-	(508)	1,989
Three months ended January 31, 2021
Revenues	$5,649	$2,764	$-	$-	$8,413
Income (loss) from operations	(373)	(4,553)	-	(195)	(5,121)
Loss from discontinued operations, net	-	-	(1,121)	-	(1,121)
Net income (loss)	(373)	(4,553)	(1,121)	(208)	(6,255)

(a)	IDWE includes Thought Bubble LLC and Word Balloon LLC which consist of only television costs.

Note 6—Trade Accounts Receivable and Deferred Revenue

Trade accounts receivable consists of the following:

(in thousands)	January 31, 2022	October 31, 2021
Trade accounts receivable	$4,080	$5,558
Less allowance for sales returns	(91)	(127)
Trade accounts receivable, net	$3,989	$5,431

Changes in deferred revenue consist of the following:

Three months ended
(in thousands)	January 31, 2022
Beginning Balance	$2,045
Deferral of revenue	71
Recognition of deferred revenue	(2,051)
Return of previously collected funds	-
Ending Balance	$65

The Company expects to satisfy its remaining performance obligations and recognize approximately 100% of this revenue over the next 12 months ending January 31, 2023.

Note 7—Inventory

Inventory consists of the following:

(in thousands)	January 31, 2022	October 31, 2021
Work in progress	$318	$495
Finished goods	2,604	2,595
Total	$2,922	$3,090

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Prepaid Expenses

Prepaid expenses consist of the following:

(in thousands)	January 31, 2022	October 31, 2021
Royalties and deposits	$1,189	$1,215
Insurance	191	225
Other prepaids	397	830
Total	$1,777	$2,270

Note 9—Property and Equipment

Property and equipment consist of the following:

(in thousands)	January 31, 2022	October 31, 2021
Equipment	$600	$557
Furniture and Fixtures	106	106
Leasehold improvements	827	827
Computer software	28	24
Total	1561	1,514
Less accumulated depreciation	(1,205)	(1,167)
Property and equipment, net	$356	$347

Depreciation expense totaled $40,000 and $48,000 for the three months ended January 31, 2022 and 2021, respectively.

Note 10—Intangible Assets

Intangible assets consist of the following:

		January 31, 2022
(in thousands)	Amortization Period	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Licensing contracts	7 years	$893	$-	$-	$(893)	$-
Software	5 years	672	32		(35)	669
		1,565	32	-	(928)	669
In-process intangible assets:
Software development costs		122	-	-	-	122
		122	-	-	-	122

Total		$1,687	$32	$-	$(928)	$791

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		October 31, 2021
(in thousands)	Amortization Period	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Licensing contracts	7 years	$893	$-	$-	$(886)	$7
		893	-	-	(886)	7
In-process intangible assets:
Software development costs		-	672	-	-	672
		-	672	-	-	672

Total		$893	$672	$-	$(886)	$679

Amortization expense totaled $43,000 and $11,000 for the three months ended January 31, 2022 and 2021, respectively.

Note 11—Television costs and amortization

Television costs consist of the following:

(in thousands)	January 31, 2022	October 31, 2021
In-production	$-	$-
In-development	1,589	1,487
Total	$1,589	$1,487

	Three Months Ended January 31
(in thousands)	2022	2021
Television cost amortization	$999	$3,956
Television cost impairments	-	2,065
Total	$999	$6,021

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	January 31, 2022	October 31, 2021
Royalties	$1,081	$1,410
Payroll, bonus, accrued vacation and payroll taxes	906	1,304
Other	331	483
Total	$2,318	$3,197

Note 13—Commitments

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

The Company’s weighted-average remaining lease term relating to its operating leases is 0.549 years, with a weighted-average discount rate of 4.59% as of January 31, 2022.

The Company recognized lease expense for its operating leases of $125,000 for the three months ended January 31, 2022 and 2021. The cash paid under operating leases was $157,000 and $143,000 for the three months ended January 31, 2022 and 2021, respectively.

At January 31, 2022, the Company had a right-of-use-asset related to operating leases of $1,037,000, accumulated amortization related to operating leases of $856,000, both of which are included as a component of right-of-use assets. At October 31, 2021, the Company had a right-of-use-asset related to operating leases of $1,037,000 and accumulated amortization related to operating leases of $735,000.

As of January 31, 2022, future minimum lease payments required under operating leases are as follows:

Maturity of Lease Liability (in thousands)	Total
Fiscal years ending October 31:
Rest of 2022	$197
2023	13
2024	7
2025	-
Thereafter	-
Total minimum lease payments	$217
Less: imputed interest	(3)
Present value of future minimum lease payments	$214

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Discontinued Operations

As a result of the economic downturn related to the outbreak of the COVID-19 virus, and the impact it had on small businesses in the tourist markets, the Company decided to make a strategic shift to dispose of CTM and to focus on its entertainment and publishing businesses.

On February 15, 2021, pursuant to a sales and purchase agreement (“SPA”) dated as of July 14, 2020 IDWMH sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by IDWMH to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date, and (iii) a contingent payment if CTM is sold within 36 months the CTM Sale Date for more than $4.5 million. Prior to executing the SPA, the Company obtained a third-party’s valuation of CTM and a fairness opinion that stated the consideration being received by the Company in the CTM Sale was fair. In addition to the Company’s Board of Directors approving the CTM Sale, the Audit Committee of the Board of Directors, which is comprised entirely of independent directors, approved the CTM Sale in compliance with the Company’s Statement of Policy with respect to Related Person Transactions. The CTM Sale was also approved by (1) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock and (2) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock not held by the Chairman or immediate family members of the Chairman, including, without limitation, trusts or other vehicles for the benefit of any of such immediate family members or entities under the control of such persons.  On December 15, 2020, the right, title and interest to the SPA were assigned to The Brochure Distribution Trust, a South Dakota trust. Since the closing of the CTM Sale, the Company has not had any significant continuing involvement with CTM.

As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the condensed consolidated financial statements as discontinued operations. On February 15, 2021, the Company closed the CTM Sale. The loan of $3,750,000 was forgiven in part of the sale and the Company recorded a gain of $2,123,219 based on CTM’s net asset value as of the CTM Sale Date. CTM’s assets are no longer reflected on the condensed consolidated financial statements for the periods following the CTM Sale Date and CTM’s operations are only consolidated in the Company’s condensed consolidated statements of operations results until the CTM Sale Date. There was no contingent gain recorded since there was no foreseeable contingent payments to the Company.

Pursuant to ASC 205-20-45-9 general corporate overhead should not be allocated to discontinued operations. The Company did not allocate any corporate overhead to CTM when it began being classified as held for sale in the third quarter of 2020 and continued to not allocate any expenses.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated statements of operations include the following results related to CTM discontinued operations:

Results of discontinued operations	Three months ended January 31,
(in thousands)	2021

Revenue	$1,219
Direct cost of revenue	840
Selling, general and administrative	1,422
Depreciation and amortization	250
Bad Debt	(109)
Total costs and expenses	2,403
Loss from operations	(1,184)
Interest expense, net	(13)
Other income (expense), net	76
Loss before income taxes	(1,121)
(Provision for) benefit from income taxes	-
Net loss	$(1,121)

CTM’s depreciation and amortization, capital expenditures and notable activities for the discontinued operation include:

Three months ended January 31,
(in thousands)	2021

Depreciation and amortization	$158
Amortization of finance lease	92
Amortization of right-of-use assets	242
Capital expenditure	(22)
Gain on extinguishment of PPP loan	(68)

Note 15—Subsequent events

The Company has evaluated subsequent events through March 14, 2022, the date on which the condensed consolidated financial statements were available to be issued. There were no material subsequent events that require recognition or additional disclosures in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the related notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on January 20, 2022 (the “2021 Form 10-K”).

As used below, unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” refer to IDW Media Holdings, Inc., a Delaware corporation, and our subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed in the 2021 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

OVERVIEW

We were incorporated in the State of Delaware in May 2009.

In 2009, IDT Corporation, our former parent corporation, completed a tax-free spinoff (the “Spin-Off”) of the Company through a pro rata distribution of our common stock IDT’s stockholders.

IDW Media Holdings, Inc., a Delaware corporation, is a holding company consisting of the following principal businesses:

●	IDW Publishing, or IDWP, a publishing company that creates comic books, graphic novels, digital content through its imprints IDW, IDW Games, Top Shelf Productions and Artist’s Editions; and

●	IDW Entertainment, or IDWE, a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

COVID-19: Overview of Impacts

IDWMH: Received two PPP loans related to core IDWE and IDWP operations.

○	$1,195,679 on April 27, 2020, subsequently forgiven on July 20, 2021

○	$1,195,680 on April 2, 2021, subsequently forgiven on October 27, 2021

●	IDWE: Industry-wide production suspensions halted filming and production of Wynonna Earp Season four after the completion of six of twelve episodes. IDWE continued its program to develop, package and pitch from its library on remote basis. Writer’s rooms have transitioned to virtual operations.

●	IDWP: Although COVID-19 caused changes in direct-market returnability in 2020, effective in April 2021, the return policies have reverted back to pre-COVID-19. Additionally, IDWP renegotiated the terms of one of its lease agreements due to COVID-19 impacts. Per ASC 842 guidance the lease liabilities were remeasured as of the modification dates as if the leases were new leases commencing at such time. Accordingly, the Right-Of-Use assets were adjusted by amounts equal to the adjustments to the lease liabilities. Although the delay in comic releases continues to have an impact on the industry, the impact has been slowly decreasing and returning to pre-COVID-19 levels.

Business Description

Our principal business consist of the following segments:

i.	IDWP, a publishing company that creates comic books, graphic novels, digital content and games through its imprints IDW, IDW Games, Top Shelf Productions and Artist’s Editions; and

ii.

IDWE, a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television. Most recently, in partnership with Netflix, IDWE launched the second season of Locke & Key, with a third season already renewed by Netflix. In addition, a new live action series based on the graphic novel Surfside Girls, is in production for Apple TV+.

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

IDWP’s largest segment is the publication of comic book and trade paperback products. Its comics and graphic novels are primarily distributed through three channels: (i) to comic book specialty stores (the “direct market”). Diamond serves as IDWP’s distributor to the direct market, worldwide and beginning June 1, 2022, PRHPS will replace Diamond as IDWP’s distributor to the direct market. Although returnability was offered temporarily on products sold to the direct market in light of COVID-19, most products have reverted back to pre-COVID-19 non-returnability; (ii) to traditional retail outlets, including bookstores and mass market stores, on a returnable basis (the “non-direct market”). IDWP’s non-direct market distributor is PRHPS. IDWP works together with PRHPS to sell-in and promote IDWP titles to buyers at non-direct market customers such as Amazon, Barnes & Noble, Baker & Taylor, Ingram, Follett, Target, Walmart, and more; and (iii) to Ebook distributors (“digital publishers”). IDWP’s publications are widely available digitally through popular distributors such as Comixology, Amazon, Apple iTunes and iBooks, Google Play, Hoopla, Overdrive, and via IDWP’s own webstore at idwpublishing.com. Through the direct market and non-direct market, IDWP, including its imprint Top Shelf Productions, sold over 4.8 million units in fiscal year 2021 and is regularly recognized as the fourth largest publisher in its category.

In September 2021, IDWP announced an exclusive worldwide multi-year sales and distribution agreement with PRHPS for IDW’s newly published and backlist comic book periodicals, trade collections, and graphic novels to the Direct Market comic shops beginning June 1, 2022.

In 2014, IDWP launched IDW Games to develop and publish card, board, and tabletop games. Similar to IDWP’s book content, IDW Games offered a mix of popular licensed titles such as Dragon Ball Z and Batman the Animated Series, as well as creator developed strategic hobby games, such as Towers of Arkhanos and Tonari. IDW Games’ products were sold to distributors worldwide and are available through retailers such as Gamestop, Barnes & Noble, and Amazon, independent games and comics stores, as well as the direct-to-consumer channel through its website and marketing campaigns. In calendar 2021, the Company wound down IDW Games and, going forward, IDW Games is only backfilling final orders.

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

IDWP’s revenues represented 63.6% and 67.1% of our consolidated revenues in the three months ended January 31, 2022 and 2021, respectively.

IDW Entertainment

IDWE is a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

IDWE was formed on September 20, 2013 to leverage IDWP properties into television series, features and other forms of media by developing and producing original content. IDWE maintains a robust development slate of properties based on IDWP properties for the adult series/features marketplace as well as the kids, family and animation space. IDWE is in advanced conversations with various global studios and networks for their exploitation.  IDWE actively recruits and acquires new franchise material for exploitation primarily in the series format.

IDWE has developed and/or produced a number of series for television:

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

●	V Wars debuted on Netflix on December 5, 2019. The 10-episode vampire thriller stars Ian Somerhalder and was produced by High Park Entertainment. The series was based upon Jonathan Maberry’s IDWP comic book series of the same name. The rights to IDWE’s streaming genre series V Wars reverts back to IDW in 2022; as a result we will be exploring opportunities to monetize the past season and potential opportunities to continue the story with a new partner.

●	October Faction premiered on Netflix on January 23, 2020. The 10-episode show was based on the IDWP comics of Steve Niles and Damien Worm and was adapted by showrunner Damian Kindler and starred Tamara Taylor and J.C. MacKenzie. It was also produced by High Park Entertainment.

●	Locke & Key premiered on Netflix on February 7, 2020. The show is based on the critically-acclaimed graphic novels of Joe Hill and Gabriel Rodriguez published by IDWP. Season two aired in October 2021 topping Netflix’s global TV charts in over 81 countries, and season three has been renewed by Netflix.

●	IDWE recently wrapped production on its original Apple TV+ series Surfside Girls, based on the Top Shelf graphic novel of the same name. The live-action 10-episode first season’s airdate is pending per the production schedule.

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

IDWE’s revenues represented 36.4% and 32.9% of our consolidated revenues in the three months ended January 31, 2022 and 2021, respectively.

CTM (Discontinued operations)

As a result of the economic downturn related to the COVID-19 pandemic, and the impact it had on CTM, the Company decided to sell CTM and focus on our entertainment and publishing business.  Pursuant to a sales and purchase agreement (“SPA”) dated as of July 14, 2020, we sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by us to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date, and (iii) a contingent payment if CTM is sold within 36 months of the CTM Sale Date for more than $4.5 million.  The CTM Sale closed on February 15, 2021 and CTM is only consolidated up until the sale date with the gain reflected separately in the consolidated statement of operations.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below loss from operations are only included in our discussion of the consolidated results of operations.

IDWP

(in thousands)			Change
Three months ended January 31,	2022	2021	$	%

Revenues	$7,531	$5,649	$1,882	33.3%
Direct cost of revenues	3,714	3,173	541	17.1%
Selling, general and administrative	3,233	2,800	433	15.5%
Depreciation and amortization	72	49	23	46.9%
Income (loss) from operations	$512	$(373)	$885	237.3%

Revenues. Revenues increased by $1,882,000 in the three months ended January 31, 2022 compared to the three months ended January 31, 2021, primarily due to an increase in games revenue of $2,118,000 driven by the fulfillment of the direct-to-consumer games campaign for Batman Adventures, an increase in non-direct market and other publishing revenue of $361,000, a decrease in sales returns and discounts on book sales of $89,000, and an increase in licensing and royalty revenues of $10,000. This was offset by a decrease in direct market publishing revenue of $521,000 due to less titles being released in the three months ended January 31, 2022 than in the three months ended January 31, 2021 and a decrease in digital sales of $175,000 in the three months ended January 31, 2022 compared to the three months ended January 31, 2021 due to an overall decrease in sales across all platforms.

In October 2021, Hasbro informed us that effective March 2023, our licenses for the Transformers and GI Joe titles will be terminated. While the cancellation of the licenses for Transformers and GI Joe are anticipated to decrease revenues by approximately $1.2 million in fiscal year 2023, IDWP plans to mitigate the loss of revenue by enhancing its current key licensor brands. Additionally, revenues from originals editorial will begin to materialize in July 2022 with an estimated six new IDW original titles spanning fiscal 2022 and a planned output of doubling quantities each progressing fiscal year. With the combination of these, we do not expect a material impact on our gross margin.

During calendar 2021, we began to winddown IDW Games and, going forward, IDW Games is only backfilling already developed games. The decision to shut down games was due to its lack of profitability. However, the outlier is Batman Adventures, noted above.

Direct cost of revenues. IDWP direct cost of revenues increased by $541,0000 in the three months ended January 31, 2022 compared to the three months ended January 31, 2021, primarily due to an increase in printing expenses and creative costs for games of $783,000 and a net increase in other direct costs such as costs of artists and writers of $31,000, offset by a decrease in royalty expenses of $273,000.

IDWP’s gross margin for the three months ended January 31, 2022 increased to 50.7% from 43.8% for the three months ended January 31, 2021. The increase is principally due to the recognition of revenue for the fulfillment of the direct-to-consumer games campaign for Batman Adventures

Selling, General and Administrative. IDWP’s selling, general and administrative expenses increased by $433,000 during the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The increase was driven by increases in salary and benefits of 38,000, severance of $40,000, shipping and direct-to-consumer costs of $230,000, overhead allocations of $58,000, consulting of 81,000, and other net changes of $4,000, offset by decreases in recruitment fees of $18,000.

As a percentage of IDWP’s revenues, selling, general and administrative expenses in the three months ended January 31, 2022, were 42.9% compared to 49.6% in the three months ended January 31, 2021.

IDWE

(in thousands)			Change
Three months ended January 31,	2022	2021	$	%

Revenues	$4,318	$2,764	$1,554	56.2%
Direct cost of revenues	1,076	6,059	(4,983)	(82.2%)
Selling, general and administrative	1,263	1,248	15	1.2%
Depreciation and amortization	9	10	(1)	nm
Income (loss) from operations	$1,970	$(4,553)	$6,523	143.3%

nm—not meaningful

Revenues. IDWE revenues for the three months ended January 31, 2022 increased by $1,554,000 compared to the three months ended January 31, 2021. Revenues in the three months ended January 31, 2022, included full delivery of Locke & Key season two in an amount of $4,200,000 and the French Canadian license received for V Wars of $118,000. In the three months ended January 31, 2021, revenues included delivered episodes from Wynonna Earp of $2,764,000.

Direct costs of revenues. Direct cost of revenues consists primarily of the amortization of production costs that were capitalized during the production of the television episodes and direct costs related to revenue recognized during related periods.

Direct costs of revenues for the three months ended January 31, 2022 decreased by $4,983,000 compared to the three months ended January 31, 2021. The amortized television costs for the three months ended January 31, 2022, consisted of delivered episodes from Locke & Key season 2 of $999,000 and cost refinement from October Faction and V Wars of $77,000. The amortized television costs for the three months ended January 31, 2021, included delivered episodes of Wynonna Earp of $3,954,000, impairment charges of $2,065,000, and other costs of $40,000.

IDWE’s gross margin for the three months ended January 31, 2022, was 75.1% compared to negative 119.2% for the three months ended January 31, 2021. These gross margin figures are aligned with the explanations provided for revenues and direct costs of revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased by $15,000 during the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The increase was driven by increases in overhead allocations of $256,000, non-cash compensation of $34,000 and other net changes of $2,000, offset by decreases in salary and benefits of $18,000, recruitment fees of $66,000, consulting fees of $63,000, marketing of $47,000, and legal of $83,000.

As a percentage of IDWE’s revenues, selling, general and administrative expenses in the three months ended January 31, 2022, was 29.2% compared to 45.2% in the three months ended January 31, 2021.

IDWMH

(in thousands)			Change
Three months ended January 31,	2022	2021	$	%
Selling, general and administrative	$496	$193	303	157.0%
Depreciation and amortization	2	2	-	nm
Loss from operations	$(498)	$(195)	$(303)	143.3%

nm—not meaningful

Selling, General and Administrative. Selling, general and administrative expenses increased by $303,000 during the three months ended January 31, 2022, compared to the three months ended January 31, 2021. The increase was driven by increases in salary and benefits of $206,000, accounting fees of $41,000, shareholder relations of $27,000, non-cash compensation of $14,000, insurance fees of $10,000, and other net changes of $5,000.

Net income (loss) IDW Media Holdings, Inc.

Consolidated

(in thousands)			Change
Three months ended January 31,	2022	2021	$	%
Income (loss) from continuing operations	$1,984	$(5,121)	$7,105	138.7%
Interest expense, net	(10)	(13)	3	nm
Other income, net	15	-	15	nm
Net income (loss) from continuing operations	1,989	(5,134)	7,123	138.7%
Loss from discontinued operations, net	-	(1,121)	1,121	(100.0%)
Net income (loss)	$1,989	$(6,255)	$8,244	131.8%

nm—not meaningful

Income (loss) from operations. Income from operations increased by $7,105,000 in the three months ended January 31, 2022, compared to a loss from operations in the three months ended January 31, 2021, due to increased operating income from IDWE of $6,523,000 and from IDWP of $885,000, offset by an increase in corporate overhead of $303,000. These changes are more fully described in the separate segment analyses above.

Loss from discontinued operations, net. Loss from discontinued operations was $0 for the three months ended January 31, 2022, compared to $1,121,000 for the three months ended January 31, 2021, due to the sale of CTM as of as of February 15, 2021.

Liquidity and Capital Resources

General

At January 31, 2022, we had cash and cash equivalents of $16,997,000 and working capital (current assets in excess of current liabilities) of $21,608,000.

We anticipate that our expected cash inflows from operations during the next twelve months together with our working capital, including the balance of cash and cash equivalents held as of January 31, 2022 and proceeds from the offering closed on August 6, 2021 will be sufficient to sustain our next year of operations.

We satisfy our cash requirements primarily through cash provided by the Company’s operating and financing activities.

	Three months ended January 31,
(in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(331)	$886
Investing activities	(204)	(55)
Financing activities	-	(3,126)
Effect of exchange rate changes on cash and cash equivalents	-	(12)
Net decrease in cash and cash equivalents	$(535)	$(2,307)

Operating Activities

Cash flows used in operating activities was $331,000 for the three months ended January 31, 2022 and cash flows provided by operating activities was $886,000 for the three months ended January 31, 2021. For the three months ended January 31, 2022 the net use of cash is primarily a result of unfavorable changes in production cost payable and deferred revenues offset by favorable changes in accounts receivable and net income. For the three months ended January 31, 2021 the cash provided is primarily a result of favorable changes in production cost payable, accounts receivable, and television costs offset by net loss.

Investing Activities

Our capital expenditures were approximately $204,000 and $55,000 in the three months ended January 31, 2022, and 2021, respectively.

Financing Activities

During the three months ended January 31, 2021, we received proceeds from the CTM division which was subsequently sold of $17,000 and net cash proceeds of $25,000 from the issuance of Class B common stock. The Company repaid bank loans in the amount of $3,076,000 and repaid its finance lease obligation of $92,000.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts goodwill, valuation of long-lived assets including intangible assets with finite useful lives and ultimate revenues for television costs. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the consolidated financial statements included in our 2021 Form 10-K.

Recent Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Changes in Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable decreased to approximately $3,989,000 at January 31, 2022, compared to $5,431,000 at October 31, 2021 principally due to changes in the accruals and collection of IDWE revenue, as well as the timing of receipts of payments of other receivable balances. The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 0% at January 31, 2022 and October 31, 2021, reflecting the decrease in receivable balances and our collectible receivable experience.

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

In the fourth quarter of fiscal 2020 we paid “pull down” costs pursuant to a previously announced, multi-year agreement with Cineflix related to international sales of Wynonna Earp. Specifically, under this agreement, IDWE purchased the distribution rights to seasons one and two of Wynonna Earp from the current licensor (Netflix) and has agreed to transfer those rights to Cineflix.  Cineflix will be the international distributor of all four seasons of Wynonna Earp.  Due to changes in competition as well as the COVID-19 pandemic, the Cineflix deal did not contribute revenue and operating cash flow in fiscal year 2021 at the levels originally anticipated at the inception of the deal.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There is a foreign currency exchange risk associated with IDWE’s arrangements with special-purpose entities, formed for the sole purpose of providing production services in Canada, as the value of assets denominated in CAD will fluctuate due to changes in exchange rates, which will affect our production costs.

Foreign Exchange Balances Held in CAD (in thousands)	January 31, 2022	October 31, 2021
Cash and cash equivalents	$242	$85

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”)and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that, as of January 31, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A Risk Factors

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Item 1B. Unresolved Staff Comments.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDW Media Holdings, Inc.

Date: March 14, 2022	By:	/s/ Ezra Y. Rosensaft
	Name:	Ezra Y. Rosensaft
	Title:	Chief Executive Officer

Date: March 14, 2022	By:	/s/ Brooke T. Feinstein
	Name:	Brooke T. Feinstein
	Title:	Chief Financial Officer