Form 10-Q
period 2022-04-30
IDW MEDIA HOLDINGS, INC.
filed 2022-06-14
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 14, 2022 the  registrant had the following shares outstanding:

Class B common stock, $0.01 par value:	13,534,148 shares (excluding 519,360 treasury shares)
Class C common stock, $0.01 par value:	545,360 shares

IDW MEDIA HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	April 30, 2022 (unaudited)	October 31, 2021
Assets
Current assets:
Cash and cash equivalents	$13,681	$17,532
Trade accounts receivable, net	4,758	5,431
Inventory	3,291	3,090
Prepaid expenses	2,226	2,270
Total current assets	23,956	28,323
Non-current assets
Property and equipment, net	447	347
Right-of-use assets, net	58	302
Intangible assets, net	831	679
Goodwill	199	199
Television costs, net	1,538	1,487
Other assets	84	61
Total assets	$27,113	$31,398
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,565	$1,141
Accrued expenses	3,315	3,786
Production costs payable	72	2,010
Deferred revenue	8	2,045
Operating lease obligations – current portion	47	348
Total current liabilities	5,007	9,330
Non-current liabilities
Operating lease obligations – long term portion	13	20
Total liabilities	$5,020	$9,350
Stockholders’ equity (see note 3):
Preferred stock, $.01 par value; authorized shares – 500; no shares issued at April 30, 2022 and October 31, 2021	-	-
Class B common stock, $0.01 par value; authorized shares – 20,000; 14,053 and 12,938 shares issued and 13,534 and 12,419 shares outstanding at April 30, 2022 and October 31, 2021, respectively	134	123
Class C common stock, $0.01 par value; authorized shares – 2,500; 545 shares issued and outstanding at April 30, 2022 and October 31, 2021	5	5
Additional paid-in capital	104,117	103,819
Accumulated deficit	(80,967)	(80,703)
Treasury stock, at cost, consisting of 519 shares of Class B common stock at April 30, 2022 and October 31, 2021	(1,196)	(1,196)
Total stockholders’ equity	22,093	22,048
Total liabilities and stockholders’ equity	$27,113	$31,398

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021

Revenues	$6,053	$10,140	$17,902	$18,552

Costs and expenses:
Direct cost of revenues	3,597	4,726	8,387	13,959
Selling, general and administrative	4,600	4,921	9,591	9,160
Depreciation and amortization	100	60	184	120
Total costs and expenses	8,297	9,707	18,162	23,239
(Loss) income from operations	(2,244)	433	(260)	(4,687)

Interest income (expense), net	-	156	(10)	142
Other(expense) income, net	(9)	(12)	6	(13)
Net (loss) income from continuing operations	(2,253)	577	(264)	(4,558)

Loss from discontinued operations, net	-	(159)	-	(1,280)
Gain on sale of discontinued operations	-	2,123	-	2,123
Net gain on discontinued operations	-	1,964	-	843
Net (loss) income	$(2,253)	$2,541	$(264)	$(3,715)

Basic and diluted (loss) income per share (note 2):
Continuing operations	$(0.17)	$0.06	$(0.02)	$(0.45)
Discontinued operations, net	-	0.20		0.08
Net (loss) income	$(0.17)	$0.25	$(0.02)	$(0.37)

Weighted-average number of shares used in the calculation of basic and diluted (loss) income per share:	12,906	9,972	12,895	9,962

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Net (loss) income	$(2,253)	2,541	$(264)	$(3,715)
Foreign currency translation adjustments	-	51	-	39
Sale of discontinued operations	-	21	-	21
Total comprehensive (loss) income	$(2,253)	2,613	$(264)	$(3,655)

See accompanying notes to condensed consolidated financial statements

IDW Media Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended April 30, 2022 and 2021

(in thousands)

(Unaudited)

	Class B Common Stock		Class C Common Stock			Accumulated Other		Treasury Stock, at Cost		Total
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Comprehensive Loss	Accumulated Deficit	Number of Shares	Amount	Stockholders’ Equity
Balance October 31, 2021	12,938	$123	545	$5	$103,819	$-	$(80,703)	519	$(1,196)	$22,048
Stock based compensation					309					309
Issuance of common stock	1,115	11	-	-	(11)	-	-	-	-	-
Comprehensive loss
Net Income	-	-	-	-	-	-	(264)	-	-	(264)
Total comprehensive loss	-	-	-	-	-	-	(264)	-	-	(264)
Balance April 30, 2022	14,053	$134	545	$5	$104,117	$-	$(80,967)	519	$(1,196)	$22,093

Balance October 31, 2020	9,987	$93	545	$5	$111,379	$(60)	$(91,996)	519	$(1,196)	$18,225
Stock based compensation	-	-	-	-	159	-	-	-	-	159
Issuance of common stock	37	1	-	-	24	-	-	-	-	25
Comprehensive loss
Sale of discontinued operations	-	-	-	-	(17,295)	21	17,274	-	-	-
Net Loss	-	-	-	-	-	-	(3,715)	-	-	(3,715)
Other comprehensive income	-	-	-	-	-	39		-	-	39
Total comprehensive loss	-	-	-	-	-	60	(3,715)	-	-	(3,655)
Balance April 30, 2021	10,024	$94	545	$5	$94,267	$-	$(78,437)	519	$(1,196)	$14,733

See accompanying notes to condensed consolidated financial statements.

IDW Media Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended April 30, 2022 and 2021

(in thousands)

(Unaudited)

	Class B Common Stock		Class C Common Stock			Accumulated Other		Treasury Stock, at Cost		Total
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Comprehensive Loss	Accumulated Deficit	Number of Shares	Amount	Stockholders’ Equity
Balance January 31, 2021	12,950	$123	545	$5	$103,963	$-	$(78,714)	519	$(1,196)	$24,181
Stock based compensation	-	-	-	-	165	-	-	-	-	165
Issuance of common stock	1,103	11	-	-	(11)	-	-	-	-	-
Comprehensive loss
Net Income	-	-	-	-	-	-	(2,253)	-	-	(2,253)
Total comprehensive loss	-	-	-	-	-	-	(2,253)	-	-	(2,253)
Balance April 30, 2022	14,053	$134	545	$5	$104,117	$-	$(80,967)	519	$(1,196)	$22,093

Balance January 31, 2021	10,008	$94	545	$5	$111,467	$(72)	$(98,252)	519	$(1,196)	$12,046
Stock based compensation	-	-	-	-	95	-	-	-	-	95
Issuance of common stock	16	-	-	-	-	-	-	-	-	-
Comprehensive loss
Sale of discontinued operations	-	-	-	-	(17,295)	21	17,274	-	-	-
Net Income	-	-	-	-	-	-	2,541	-	-	2,541
Other comprehensive income	-	-	-	-	-	51	-	-	-	51
Total comprehensive income	-	-	-	-	-	72	2,541	-	-	2,613
Balance April 30, 2021	10,024	$94	545	$5	$94,267	$-	$(78,437)	519	$(1,196)	$14,733

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in thousands)	April 30, 2022	April 30, 2021
Operating activities:
Net loss	$(264)	$(3,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	307
Amortization of finance leases	-	108
Bad debt recovery	-	(97)
Stock based compensation	309	159
Amortization of right-of-use asset	244	513
Gain on extinguishment of PPP Loans	-	(68)
Gain on sale of discontinued operations	-	(2,123)
Changes in operating assets and liabilities:
Trade accounts receivable	673	847
Inventory	(201)	88
Prepaid expenses and other assets	21	(589)
Television costs	(51)	1,656
Operating lease liability	(308)	(269)
Trade accounts payable, accrued expenses, production costs payable and other current liabilities	(1,985)	1,239
Deferred revenue	(2,037)	(260)
Gain on disposal of ROU assets	-	(97)
Net cash used in operating activities	(3,415)	(2,301)
Investing activities:
Disposal of discontinued operations	-	(902)
Capital expenditures	(436)	(72)
Net cash used in investing activities	(436)	(974)
Financing activities:
Proceeds from issuance of common stock	-	25
Repayments of finance lease obligations	-
Proceeds from government loans	-	1,196
Repayments of bank loans	-	(2,540)
Net cash used in financing activities	-	(1,319)
Effect of exchange rate changes on cash and cash equivalents	-	39
Net decrease in cash and cash equivalents	(3,851)	(4,555)
Cash and cash equivalents at beginning of period	17,532	12,162
Cash and cash equivalents at end of period	$13,681	$7,607

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto also included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All amounts in these condensed consolidated financial statements and notes to the condensed consolidated financial statements are reflected on a consolidated basis for all periods presented.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the World. The Company is actively monitoring the COVID-19 pandemic, the restrictive measures imposed to combat its spread and their potential impact on each of our operating segments. While we believe that through the first two quarters of fiscal 2022, there has been significant improvement due to global and domestic vaccination efforts, there is uncertainty around the duration and ongoing impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, and our operations and our customers and partners may continue to be impacted. The Company has considered information available to it as of the date of issuance of these condensed consolidated financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgements, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, goodwill and other long-lived assets, and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

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

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company (see Note 5).

Our principal business consists of the following segments:

i.	IDWP Publishing (“IDWP”) creates comic books, graphic novels, digital content and games through its imprints IDW, Top Shelf Productions and Artist’s Editions; and

ii.	IDW Entertainment (“IDWE”) acts as a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

Prior to February 15, 2021, we also owned CTM Media Group (CTM), a company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. On February 15, 2021, we consummated the sale of CTM to an assignee of Howard Jonas, the Company’s Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness we owed to our Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the sale, and (iii) a contingent payment if CTM is sold within 36 months of the sale for more than $4.5 million. As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the condensed consolidated financial statements as discontinued operations (see Note 14).

Trade Accounts Receivable, Net

Trade accounts receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the tenants’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company had an allowance for doubtful accounts of $0 as of April 30, 2022 and October 31, 2021.

Television Costs

We expense television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For television series, Ultimate Revenues include revenues that are expected to be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode. IDWE capitalized cost of production and amortized it over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total Ultimate Revenues for each production. Advertising, marketing, and general and administrative costs are expensed as incurred.

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

IDWE regularly enters into agreements for the production of its television shows. The agreements provide for the rights and obligations related to the agreement including timing, delivery and payments. IDWE capitalizes the resulting production costs under the agreements in production cost inventory as payments are made or when the products or services are delivered. Amortization of television costs during the three months ended April 30, 2022 and 2021 were $0 and $1,385,0000, respectively. Amortization of television costs during the six months ended April 30, 2022 and 2021 were $999,000 and $5,341,0000, respectively.

Variable Interest Entities

The Company, through its subsidiary IDWE has arrangements with seven special-purpose entities (“SPEs”) Some SPEs were formed for the sole purpose of providing production services of a television pilot and series in Canada, and other SPEs were formed for production and writing purposes. The SPEs are independently owned companies that are effectively controlled by IDWE and are parties to the related bank production financing arrangements. The Company has determined that SPEs are variable interest entities (“VIEs”) and that the Company is the primary beneficiary of the SPEs activities and was the obligor on the SPEs’ debt. All financial activity of the SPEs has been included in IDWE’s financial statements, which are part of these consolidated financial statements. IDWE is not obligated to provide any support to the VIE’s and therefore, potential losses are not foreseen. The SPEs have finished all of the productions and these shows have been delivered. The outstanding loans have been paid off. The carrying amounts and classification of the VIEs’ assets are presented below:

(in thousands)	April 30, 2022	October 31, 2021
Cash and cash equivalents	$75	$78

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

IDWP generates revenue primarily from the sale and licensing of comic books, graphic novels, digital content, and games through IDWP’s imprints IDW Publishing, IDW Games, Top Shelf, and Artist’s Editions. Revenue from the direct sale of comic books, graphic novels and games is recognized, net of an allowance for estimated sales returns, at the time of shipment of its graphic novels, comic books and games by IDWP’s distributors to its customers. Licensing revenues are recognized upon execution of the agreement for such rights, and other creative revenues are recognized upon completion of services rendered on a contractual basis.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IDWE enters into production agreements which provide for the rights and obligations related to the agreement including timing, delivery and payments. In certain productions in which IDWE is the distributor and IDWE has the obligation to pay artist, director and writer guilds for residuals for the creative writers of content. In addition, IDWE has the right to receive participation rights recoupment based on viewership of the cumulative production. The Company is unable to make an estimate as the recoupment is based on future viewership and therefore revenue will be recognized at a future date once the amount is known.

IDWE’s production activities included some of those provided by Canadian SPEs, and some of those productions qualify for tax credits in Canada. These credits are recorded as reductions in production cost when the SPEs becomes entitled to the Canadian tax credits. The Canada Revenue Agency (“CRA”) has completed the audit on these productions and the related tax refunds are no longer estimates. There are possible additional tax credits the Company may be eligible to receive, however due to the uncertainty of the receipt, the Company has not accrued for such credits.

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

In the ordinary course of business, the Company’s reportable segments enter into transactions with one another. The most common types of intersegment transactions include IDWE obtaining rights to produce television series based on content created by IDWP. All intersegment transactions are recorded into intercompany receivables or payables and therefore no revenue or inventory eliminations are required.

Revenue Recognition When Right of Return Exists

IDWP offers its book market distributors, a right of return with no expiration date in accordance with general industry practices. These distributors then offer this same right of return to their book market retail customers. Sales returns allowances represent a reserve for IDWP products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. As of April 30, 2022 and October 31, 2021, the Company’s estimated returns were $116,000 and $127,000, respectively.

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

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at major financial institutions, which often exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insurance limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IDWP has two significant customers Penguin Random House Publisher Services (“PRHPS”) and Diamond Comic Distributors, Inc. (“Diamond”), that pose a concentration risk.

Revenues from PRHPS, IDWP’s non-direct market distributor, represented 40.5% and 23.1% of the total condensed consolidated revenue for the three months ended April 30, 2022 and 2021, respectively, and 28.0% and 25.4% of the total condensed consolidated revenues for the six months ended April 30, 2022 and 2021, respectively. The receivable balances from PRHPS represented 45.4% and 52.0% of the total condensed consolidated receivables at April 30, 2022 and October 31, 2021, respectively. On June 1, 2022, PRHPS replaced Diamond as IDWP’s distributor to the direct market.

Revenues from Diamond, IDWP’s direct market distributor, represented 38.5% and 25.7% of the total condensed consolidated revenue for the three months ended April 30, 2022, and 2021, respectively, and 23.0% and 26.5% of the total condensed consolidated revenues for the six months ended April 30, 2022 and 2021, respectively. The receivable balances from Diamond represented 28.5% and 20.0% of the total condensed consolidated receivables at April 30, 2022 and October 31, 2021, respectively.

IDWE has two significant customers, Netflix and NBC Universal/SyFy, that pose a concentration risk.

Revenues from Netflix, a leading streaming video subscription service, represented 0.0% and 0.0% of condensed consolidated revenue for the three months ended April 30, 2022 and 2021, respectively, and 23.5% and 0.0% of the total condensed consolidated revenues for the six months ended April 30, 2022 and 2021, respectively.

Revenues from NBC Universal/SyFy, a major television network, represented 0.0% and 4.9% of condensed consolidated revenue for the three months ended April 30, 2022 and 2021, respectively, and 0.0% and 16.0% of the total condensed consolidated revenues for the six months ended April 30, 2022 and 2021, respectively.

Discontinued Operations

CTM met the criteria for discontinued operations and has been presented as such in the condensed consolidated financial statements. In accordance with ASU 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” a disposal is categorized as a discontinued operation if the disposal group is a component of an entity or group of components that meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

During the period in which the discontinued operation was classified as held for sale, the net loss was reclassified as a separate line item in the Condensed Consolidated Statement of Operations. Assets and liabilities are also separately reclassified in the balance sheet for all periods presented, prior to the sale. CTM’s assets, liabilities, and cash flows are no longer reflected on the condensed consolidated financial statements for the periods following the CTM Sale Date. Cash flows from a discontinued operation and the continuing business are presented together without separate identification within cash flows from operating, investing and financing activities. CTM’s depreciation, amortization, capital expenditures and significant noncash operating and investing activities for the discontinued operation are presented separately.

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications have not resulted in impacts to net loss. Stock options have been included with stock-based compensation on the Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statement of Cash Flows.

Revision of previously issued consolidated financial statements (in thousands)

During the quarter ended April 30, 2022, the Company identified errors that caused an understatement of previously reported current liabilities and accumulated deficit. Specifically, the error related to the lack of accrual for certain actor residuals related to Wynonna Earp incurred in 2016 and 2017. The correction of these errors increased accrued expenses and accumulated deficit each by $589 as of October 31, 2021. This error had no impact on net income or net cash provided by operating activities for the year ended October 31, 2021.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact was not material to any of our previously issued financial statements.

The following table presents a summary of the impact by financial statement line item of the corrections as of October 31, 2021:

	As of October 31, 2021 ( in thousands)
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised

Accrued expenses	$3,197	$589	$3,786
Total current liabilities	$8,741	$589	$9,330
Total liabilities	$8,761	$589	$9,350

Accumulated deficit	$(80,114)	$(589)	$(80,703)
Total stockholders’ equity	$22,637	$(589)	$22,048

Recently Issued Accounting Pronouncements Adopted

In March 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. It also requires an entity to test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The Company adopted this ASU on November 1, 2020 and applied its provisions prospectively. In connection with this adoption the Company has evaluated this guidance and determined that were impairments (see Note 11) from substantively abandoned television costs which materially impacted the consolidated financial statements for the year ended October 31, 2021. These costs were recorded in direct cost of revenues.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted (loss earnings) per share is computed in the same manner as basic (loss) income per share except that the number of shares is increased to include additional shares that would have been outstanding had the potentially dilutive shares been issued, and reduced by the number of shares the Company could have repurchased with the proceeds from issuance of potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company excluded 1,166,803 and 46,999, shares of unvested restricted Class B common stock, options to purchase 972,626 and 302,737 shares of Class B common stock, and warrants to purchase 187,579 and 187,579 shares of Class B common stock from the calculation of diluted loss per share for the three and six months ended April 30, 2022 and 2021, respectively, as the effect would have been anti-dilutive. Therefore, basic and diluted (loss) earnings per share are the same for the six months ended April 30, 2022 and 2021.

Note 3—Equity

On July 14, 2021, the number of authorized shares of the Company’s Class B common stock was increased from 12,000,000 to 20,000,000.

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

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2021	85,999	$4.68
Granted	1,116,568	1.81
Vested	(34,264)	4.28
Cancelled / Forfeited	(1,500)	4.88
Non-vested restricted shares at April 30, 2022	1,166,803	$1.95

On April 5, 2022, 1,104,972 restricted shares of the Company’s Class B common stock were issued to our Chairman, and have a vesting period of 5 years.

On April 30, 2022, there was $2,092,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 5 years.

On December 31, 2020, 6,710 shares of Class B common stock were issued to our Chairman, for payment of interest on the loan agreement related to the related party loan that was paid off as of as part of the sale of CTM on February 15, 2021 (see Note 14).

Warrants

Detailed below are outstanding warrants issued to our Chairman associated with the two loans made by the Chairman to the Company, which have subsequently been repaid. The exercise price and expiration of these warrants were amended on March 29, 2022. The 98,336 shares had an original exercise price of $26.44 and were set to expire on March 30, 2022. The 89,243 shares had an original exercise price of $42.02. No additional compensation cost was incurred from the modification.

Number of Shares	Type of Share	Exercise Price	Expiration
98,336	Class B common stock	$1.94	August 21, 2023
89,243	Class B common stock	$1.94	August 21, 2023

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Stock Based Compensation

2019 Incentive Plan

On March 14, 2019, the Company’s Board of Directors adopted the 2019 IDW Stock Option and Incentive Plan (“2019 Incentive Plan”) to provide incentives to executive officers, employees, directors and consultants of the Company and/or its subsidiaries and reserved 300,000 shares of Class B common stock for the grant of awards under the 2019 Incentive Plan, subject to adjustment.  Incentives available under the 2019 Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units. On July 13, 2020, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 450,000, subject to adjustment.  On March 11, 2021, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 700,000, subject to adjustment. On November 8, 2021, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 1,350,000. The increase was approved on April 5, 2022 at the Company’s 2022 Annual Meeting of Stockholders. On January 13, 2022, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 2,550,000. The increase was approved on April 5, 2022 at the Company’s 2022 Annual Meeting of Stockholders. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on 3 years of continuous service and have 10-year contractual terms. As of April 30, 2022, 311,526 shares remained available to be awarded under the 2019 Incentive Plan.

The following table summarizes stock option activity during the six months ended April 30, 2022.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2021	302,737	$5.69	8.32	$-
Granted	698,222	2.39	9.62	-
Exercised	-	-	-	-
Cancelled / Forfeited	(28,333)	6.10	-	-
Outstanding at April 30, 2022	972,626	$3.31	9.25	$-
Exercisable at April 30, 2022	164,920	$6.17	8.40	$-

At April 30, 2022, unamortized stock compensation for stock options was $1,055,000, which is expected to be recognized over the next 3 years.

Non-cash compensation for stock options issued to employees and restricted stock issued to employees and non-employees (see Note 3) included in selling, general and administrative expenses for continuing operations was $165,000 and $95,000 during the three months ended April 30, 2022 and 2021, respectively and $309,000 and $159,000 during the six months ended April 30, 2022 and 2021, respectively.

Note 5—Business Segment Information

The Company has the following reportable business segments: IDWP, IDWE and CTM (discontinued operations).

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

Total Assets (in thousands)

At April 30, 2022 total assets are IDWP $13,271, IDWE $2,129, and IDWMH $11,713.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating results for the business segments of the Company are as follows:

(in thousands)	IDWP	IDWE(a)	CTM	IDWMH	Total
			(discontinued operations)	(unallocated overhead)
Three months ended April 30, 2022
Revenues	$6,052	$1	$-	$-	$6,053
Loss from operations	(267)	(1,676)	-	(301)	(2,244)
Net loss	(267)	(1,685)	-	(301)	(2,253)
Three months ended April 30, 2021
Revenues	$5,988	$4,152	$-	$-	$10,140
(Loss) income from operations	(509)	1,216	-	(274)	433
Loss from discontinued operations, net	-	-	(159)	-	(159)
Net (loss) income	(509)	1,382	(159)	1,827 (b)	2,541

(in thousands) (unaudited)	IDWP	IDWE(a)	CTM	IDWMH	Total
			(discontinued operations)	(unallocated overhead)
Six months ended April 30, 2022
Revenues	$13,583	$4,319	$-	$-	$17,902
Income (loss) from operations	246	294	-	(800)	(260)
Net income (loss)	246	300		(810)	(264)
Six months ended April 30, 2021
Revenues	$11,636	$6,916	$-	$-	$18,552
Loss from operations	(883)	(3,336)	-	(468)	(4,687)
Loss from discontinued operations, net	-	-	(1,280)	-	(1,280)
Net (loss) income	(883)	(3,171)	(1,280)	1,619 (b)	(3,715)

(a)	IDWE includes Thought Bubble LLC and Word Balloon LLC which consist of only television costs.

(b)	The parent company, IDW Media Holdings, reported net income in the three and six months ended April 30, 2021 due to the sale of CTM.

Note 6—Trade Accounts Receivable and Deferred Revenue

Trade accounts receivable consists of the following:

(in thousands)	April 30, 2022	October 31, 2021
Trade accounts receivable	$4,874	$5,558
Less allowance for sales returns	(116)	(127)
Trade accounts receivable, net	$4,758	$5,431

Changes in deferred revenue consist of the following:

(in thousands)	Six months ended April 30, 2022
Beginning Balance	$2,045
Deferral of revenue	108
Recognition of deferred revenue	(2,145)
Ending Balance	$8

The Company expects to satisfy its remaining performance obligations and recognize approximately 100% of this revenue over the next 12 months ending April 30, 2023.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Inventory

Inventory consists of the following:

(in thousands)	April 30, 2022	October 31, 2021
Work in progress	$427	$495
Finished goods	2,864	2,595
Total	$3,291	$3,090

Note 8—Prepaid Expenses

Prepaid expenses consist of the following:

(in thousands)	April 30, 2022	October 31, 2021
Royalties and deposits	$1,313	$1,215
Tradeshows	290	1
Insurance	157	225
Other prepaids	466	829
Total	$2,226	$2,270

Note 9—Property and Equipment

Property and equipment consist of the following:

(in thousands)	April 30, 2022	October 31, 2021
Equipment	$535	$557
Furniture and Fixtures	241	106
Leasehold improvements	833	827
Computer software	24	24
Total	1,633	1,514
Less accumulated depreciation	(1,186)	(1,167)
Property and equipment, net	$447	$347

Depreciation expense totaled $66,000 and $49,000 for the three months ended April 30, 2022 and 2021, respectively and $106,000 and $97,000  for the six months ended April 30, 2022 and 2021, respectively.

Note 10—Intangible Assets

Intangible assets consist of the following:

		April 30, 2022
(in thousands)	Amortization Period	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Licensing contracts	7 years	$893	$—	$—	$(893)	$-
Software	5 years	704	—	—	(70)	634
		1,597	—	—	(963)	634
In-process intangible assets:
Software development costs		122	75	—	—	197
		122	75	—	—	197

Total		$1,719	$75	$—	$(963)	$831

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

Amortization expense totaled $35,000 and $11,000 for the three months ended April 30, 2022 and 2021, respectively and $78,000 and $22,000 for the six months ended April 30, 2022 and 2021, respectively.

Note 11—Television costs and amortization

Television costs consist of the following:

(in thousands)	April 30, 2022	October 31, 2021
In-development	$1,538	$1,487
Total	$1,538	$1,487

	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Television cost amortization	$-	$1,385	$999	$5,341
Television cost impairments	155	-	155	2,065
Total	$155	$1,385	$1,154	$7,406

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	April 30, 2022	October 31, 2021
Royalties	$1,291	$1,410
Residuals	868	589
Payroll, bonus, accrued vacation and payroll taxes	805	1,304
Other	351	483
Total	$3,315	$3,786

Note 13—Commitments

Lease Commitments

The Company has various lease agreements with remaining terms up to 2.5 years, including leases of office space, warehouses, and equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 0.76 years, with a weighted-average discount rate of 4.59% as of April 30, 2022.

The Company recognized lease expense for its operating leases of $126,000 and $125,000 for the three months ended April 30, 2022, and 2021, respectively, and $251,000 and $250,000 for the six months ended April 30, 2022 and 2021, respectively. The cash paid under operating leases was $157,000 and $144,000 for the three months ended April 30, 2022 and 2021, respectively and $314,000 and $287,000 for the six months ended April 30, 2022 and 2021, respectively.

At April 30, 2022, the Company had a right-of-use-asset related to operating leases of $778,000, accumulated amortization related to operating leases of $720,000,  both of which are included as a component of right-of-use assets. On October 31, 2021, the Company had a right-of-use-asset related to operating leases of $1,037,000 and accumulated amortization related to operating leases of $735,000.

As of April 30, 2022, future minimum lease payments required under operating leases are as follows:

Maturity of Lease Liability (in thousands)	Total
Fiscal years ending October 31:
Rest of 2022	$42
2023	13
2024	7
2025	-
Thereafter	-
Total minimum lease payments	62
Less: imputed interest	(2)
Present value of future minimum lease payments	$60

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

The consolidated statements of operations include the following results related to CTM discontinued operations:

Results of discontinued operations

(in thousands)	Three months ended, April 30, 2021	Six months ended, April 30, 2021

Revenue	$207	$1,427
Direct cost of revenue	105	946
Selling, general and administrative	227	1,649
Depreciation and amortization	45	295
Bad Debt	1	(109)
Total costs and expenses	378	2,781
Loss from operations	(171)	(1,354)
Interest expense, net	19	6
Other income (expense), net	(7)	68
Loss before income taxes	(159)	(1,280)
(Provision for) benefit from income taxes	-	-
Net loss	$(159)	$(1,280)

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CTM’s depreciation and amortization, capital expenditures and notable activities for the discontinued operation include:

(in thousands)	Six months ended, April 30, 2021

Depreciation and amortization	$185
Amortization of finance lease	109
Amortization of right-of-use assets	282
Capital expenditure	(22)
Gain on extinguishment of PPP loan	(68)

Note 15—Subsequent events

The Company has evaluated subsequent events through June 14, 2022, the date on which the condensed consolidated financial statements were available to be issued. There were no material subsequent events that require recognition or additional disclosures in these condensed consolidated financial statements, except as follows:

On April 5, 2022, the Company entered into a new lease agreement for IDWP in San Diego, California. The new lease has an initial term of 3.25 years and commenced on June 1, 2022. Base rent for the initial term is approximately $424,000. The Company has an option to extend the term of the lease for an additional 3 years exercisable only by written notice. The lease is subject to additional charges for common area maintenance and other costs.

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

IDW Media Holdings, Inc., a Delaware corporation, is a holding company consisting of the following principal businesses:

●	IDW Publishing, or IDWP, creates comic books, graphic novels, digital content through its imprints IDW, Top Shelf Productions and Artist’s Editions; and

●	IDW Entertainment, or IDWE, a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

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

COVID-19: Overview of Impacts

IDWMH:	Received two PPP loans related to core IDWE and IDWP operations.

o	$1,195,679 on April 27, 2020, subsequently forgiven on July 20, 2021

o	$1,195,680 on April 2, 2021, subsequently forgiven on October 27, 2021

●	IDWP: Although COVID-19 caused changes in direct-market returnability in 2020, effective in April 2021, the return policies have reverted back to pre-COVID-19 industry standard practices. Additionally, IDWP renegotiated the terms of one of its lease agreements due to COVID-19 impacts. Per ASC 842 guidance, the lease liabilities were remeasured as of the modification dates as if the leases were new leases commencing at such time. Accordingly, the Right-Of-Use assets were adjusted by amounts equal to the adjustments to the lease liabilities. Although the delay in comic releases continues to have an impact on the industry, the impact has been slowly decreasing and returning to pre-COVID-19 levels.

●	IDWE: Industry-wide production suspensions halted filming and production of Wynonna Earp Season four after the completion of six of twelve episodes. IDWE continues its program to develop, package and pitch from its library on a largely remote basis. While there are some in-person writer’s rooms with strict COVID protocols, the majority of writer’s rooms, pitch scenarios and development conversations are all still happening remotely, with little to no impact on filming and production schedules.

Business Description

IDW Publishing

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

In addition to its core of creator-driven franchises, IDWP has also partnered with the owners of major licensed brands to publish many successful licensed titles, including Hasbro’s Transformers, G.I. Joe, Dungeons & Dragons and My Little Pony; Sega’s Sonic The Hedgehog; Paramount Global’s, Star Trek; Teenage Mutant Ninja Turtles and Toho’s Godzillas. These licensed titles bring with them diverse built-in audiences and build cache and retailer support for IDWP. With licensed franchises, IDWP’s strategy is to focus not only on licenses that have eager, built-in fan followings but also ongoing licensor support through other channels, such as toys, animation, and film. This strategy enables IDWP to expand its audience reach and to pursue sub-license opportunities with foreign publishers. IDWP also collaborates with other comic book publishers to co-publish certain titles, including Batman vs. Teenage Mutant Ninja Turtles and Locke & Key/The Sandman Universe: Hell & Gone (with DC Comics), Rick & Morty vs. Dungeons & Dragons (with Oni Press, Inc.) and Godzilla vs. Power Rangers (with Boom Studios).

IDWP’s focus is to expand and market its library of titles, from both creator-owned titles in our IDW and Top Shelf brands; and also, in partnership with our top-of-class creative partners under our IDW brand. IDWP works synergistically with IDWE to develop new titles and to support existing titles.

IDW Originals is a line of original comic series and graphic novels for the direct comic market and the book trade market. Dedicated to cultivating a diverse lineup of content and creators across all genres and age groups, IDW Originals works with a variety of talent from New York Times Bestselling writers like Scott Snyder on “Dark Spaces: Wildfire,” Stephen Graham Jones on “Earthdivers,” and G. Willow Wilson on “The Hunger and the Dusk.” Plus up-and-coming talent creating the bestsellers of tomorrow. In addition to publishing great content, IDW Originals is also focused on creating IP that can be exploited across all media platforms.

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

IDWP’s largest segment is the publication of comic book and trade paperback products. Its comics and graphic novels are primarily distributed through three channels: (i) to comic book specialty stores (the “direct market”); (ii) to traditional retail outlets, including bookstores and mass market stores, on a returnable basis (the “non-direct market”); and (iii) to Ebook distributors (“digital publishers”). IDWP’s publications are widely available digitally through popular distributors such as Comixology, Amazon, Apple iTunes and iBooks, Google Play, Hoopla, Overdrive, and via IDWP’s own webstore at idwpublishing.com. Through the direct market and non-direct market, IDWP, including its imprint Top Shelf Productions, sold over 4.8 million units in fiscal year 2021 and is regularly recognized as the fourth largest publisher in its category. Diamond served as IDWP’s distributor to the direct market, worldwide, and beginning June 1, 2022, PRHPS replaced Diamond as IDWP’s distributor to the direct market. IDWP’s non-direct market distributor is PRHPS. IDWP works together with PRHPS to sell-in and promote IDWP titles to buyers at non-direct market customers such as Amazon, Barnes & Noble, Baker & Taylor, Ingram, Follett, Target, Walmart, and more.

In September 2021, IDWP announced an exclusive worldwide multi-year sales and distribution agreement with PRHPS for IDW’s newly published and backlist comic book periodicals, trade collections, and graphic novels to the Direct Market comic shops beginning June 1, 2022.

In 2014, IDWP launched IDW Games to develop and publish card, board, and tabletop games. Similar to IDWP’s book content, IDW Games offered a mix of popular licensed titles such as Dragon Ball Z and Batman the Animated Series, as well as creator developed strategic hobby games, such as Towers of Arkhanos and Tonari. IDW Games’ products were sold to distributors worldwide and are available through retailers such as Gamestop, Barnes & Noble, and Amazon, independent games and comics stores, as well as the direct-to-consumer channel through its website and marketing campaigns. In calendar 2021, the Company wound down IDW Games and, going forward, IDW Games is only backfilling final orders  and reproducing select existing products.

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

IDWP’s revenues represented 100% and 59.1% of our consolidated revenues in the three months ended April 30, 2022 and 2021, respectively and 75.9% and 62.7% in the six months ended April 30, 2022 and 2021, respectively.

IDW Entertainment

IDWE is a production company and studio that develops, produces and distributes content based on IDWP’s original IP for a variety of formats including film and television.

IDWE was formed on September 20, 2013 to leverage IDWP properties into television series, features and other forms of media by developing and producing original content. IDWE maintains a robust development slate of properties based on IDWP properties for the adult series/features marketplace as well as the kids, family and animation space. IDWE is in advanced conversations with various global studios, networks and streamers for their exploitation.  IDWE actively recruits and acquires new franchise material for exploitation primarily in the series format.

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

●	IDWE recently wrapped production on its original Apple TV+ series Surfside Girls, based on the Top Shelf graphic novel of the same name. The live-action 10-episode first season will premiere on Apple TV+ on August 19, 2022.

While in the past, IDWE focused solely on television development and financing production opportunities, a broadening of our strategic goals has evolved to focus on low to no-risk investments as well as developing IP for feature film and podcast opportunities. With more varied opportunities for our content/IP, we will be able to grow our brand, expand the perception of IDWE, increase revenue opportunities for the publishing side of the business and develop a more robust entertainment footprint.

IDWE’s revenues represented 0% and 40.9% of our consolidated revenues in the three months ended April 30, 2022 and 2021, respectively and 24.1% and 37.3% in the six months ended April 30, 2022 and 2021, respectively.

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

IDWP

(in thousands)			Change
Three months ended April 30,	2022	2021	$	%

Revenues	$6,052	$5,988	$64	1.1%
Direct cost of revenues	3,150	3,333	(183)	(5.5)%
Selling, general and administrative	3,079	3,114	(35)	(1.1)%
Depreciation and amortization	90	50	40	80.0%
(Loss) income from operations	$(267)	$(509)	$242	47.5%

(in thousands)			Change
Six months ended April 30,	2022	2021	$	%

Revenues	$13,583	$11,636	$1,947	16.7%
Direct cost of revenues	6,864	6,506	358	5.5%
Selling, general and administrative	6,312	5,914	398	6.7%
Depreciation and amortization	161	99	62	62.6%
Income (loss) from operations	$246	$(883)	$1,129	127.9%

Revenues. Revenues increased by $64,000 in the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to an increase in direct-to-consumer revenue of $384,000 related to Sonic the Hedgehog 30th Anniversary, a decrease in sales returns and discounts on book sales of $210,000, and an increase in non-direct market publishing revenue of $108,000 driven by strong They Called Us Enemy sales, partially offset by a decrease in direct market publishing revenue of $275,000 due to fewer titles being released during the period, a decrease in games revenue of $114,000, a decrease in digital revenue of $110,000 due to an overall decrease in sales across all platforms, and a decrease in other revenue categories of $139,000.

Revenues increased by $1,947,000 in the six months ended April 30, 2022, compared to the six months ended April 30, 2021, primarily due to an increase in games revenue of $2,004,000 driven by the fulfillment of the direct-to-consumer games campaign for Batman Adventures, an increase in other publishing revenue of $462,000, a decrease in sales returns and discounts on book sales of $300,000, and an increase in non-direct market publishing revenue of 294,000, partially offset by a decrease in direct market publishing revenue of $796,000 due to fewer titles being released during the period, a decrease in digital sales of $285,000, and a decrease in licensing revenue of $32,000. Sales returns continue to improve compared to prior year due to targeted incentives with accounts to reduce return rates, localization of inventory management at Barnes & Noble, and Covid-related pressures in fiscal 2021. Digital sales are expected to remain below prior year as Covid-related restrictions end and people spend less time-consuming digital media. Direct market sales will likely remain lower for the year compared to prior year due to the release of multiple Teenage Mutant Ninja Turtles: The Last Ronin titles in fiscal 2021.

Effective March 2023, our licenses for the Transformers and GI Joe titles will be terminated. While the cancellation of the licenses for Transformers and GI Joe are anticipated to decrease revenues by approximately $1.2 million in fiscal year 2023, IDWP plans to mitigate the loss of revenue by enhancing its other key licensed brands. Additionally, we expect revenues from IDW Originals to begin to materialize in July 2022 with an estimated five new IDW original titles spanning fiscal 2022 and a planned output of doubling quantities each progressing fiscal year. We expect those efforts to offset any material impact on our gross margin from the loss of the licensed titles.

During calendar 2021, we began to winddown IDW Games and, going forward, IDW Games is only backfilling already developed games. The decision to shut down games was due to its lack of profitability, despite outliers like Batman Adventures, noted above.

Direct cost of revenues. IDWP’s direct cost of revenues decreased by $183,000 in the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily due to a decrease in printing expenses and creative costs for IDW Games of $219,000 and a net decrease in other direct costs such as costs of artists and writers of $83,000, offset by an increase in publishing printing costs of $119,000. IDWP’s direct cost of revenues increased by $358,000 in the six months ended April 30, 2022, compared to the six months ended April 30, 2021, primarily due to an increase in printing expenses and creative costs for IDW Games of $564,000 and an increase in publishing printing costs of $287,000, offset by a decrease in royalty expenses of $239,000, a decrease in publishing creative costs of $173,000, and a decrease in digital and licensing costs of $81,000. Although costs were recognized for fulfillment of the Batman Adventures game in the current year, future games costs will only be recognized with individual customer orders. Royalty expense as a percentage of sales is dependent on product and title mix as different revenue streams and titles have different royalty rates.

Gross Margin. IDWP’s gross margin for the three months ended April 30, 2022 increased to 48.0% from 44.3% in the three months ended April 30, 2021. Gross margin for the six months ended April 30, 2022 increased to 49.5% from 44.1% in the six months ended April 30, 2021. These increases are principally due to the recognition of revenue for the fulfillment of the direct-to-consumer games campaign for Batman Adventures and a decrease in royalty expenses as a percentage of revenue.

Selling, General and Administrative. IDWP’s selling, general and administrative expenses decreased by $35,000 during the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The decrease was driven by decreases in salary and benefits of $190,000 and overhead allocation of $70,000, partially offset by increases in consulting of $74,000, software costs of $133,000, and other net changes of $18,000. Consulting expenses of $70,000 were recorded as administrative expense in the three months ended April 30, 2022. These expenses were recorded as salary and benefits in the three months ended April 30, 2021. Additionally, a refund receivable for workers compensation insurance of $79,000 was recorded in salary and benefits in the three months ended April 30, 2022. Administration costs in the current fiscal year include costs related to the recently launched website of $122,000.

IDWP’s selling, general and administrative expenses increased by $398,000 during the six months ended April 30, 2022, compared to the six months ended April 30, 2021. The increase was driven by increases in consulting of $156,000, software costs of $142,000, severance of $40,000, and shipping and direct-to-consumer costs of $241,000, offset by decreases in salary and benefits of $174,000, and other net changes of $7,000. Expense categories include the various changes and differences described above. The overall increase from prior fiscal year relates to Batman Adventures fulfillment costs and costs related to the recently launched website.

As a percentage of IDWP’s revenues, selling, general and administrative expenses in the three months ended April 30, 2022, were 50.9% compared to 52.0% in the three months ended April 30, 2021, and 46.5% in the six months ended April 30, 2022, compared to 50.8% in the six months ended April 30, 2021.

IDWE

(in thousands)			Change
Three months ended April 30,	2022	2021	$	%

Revenues	$1	$4,152	$(4,151)	(100)%
Direct cost of revenues	447	1,393	(946)	(67.9)%
Selling, general and administrative	1,222	1,534	(312)	(20.3)%
Depreciation and amortization	8	9	(1)	nm
(Loss) income from operations	$(1,676)	$1,216	$(2,892)	(237.8)%

(in thousands)			Change
Six months ended April 30,	2022	2021	$	%

Revenues	$4,319	$6,916	$(2,597)	(37.6)%
Direct cost of revenues	1,523	7,453	(5,930)	(79.6)%
Selling, general and administrative	2,484	2,781	(297)	(10.7)%
Depreciation and amortization	18	18	-	-
(Loss) income from operations	$294	$(3,336)	$3,630	108.8%

nm—not meaningful

Revenues. IDWE revenues for the three months ended April 30, 2022, decreased by $4,151,000 compared to the three months ended April 30, 2021. The revenues for the three months ended April 30, 2021, includes revenue from delivered episodes of Wynonna Earp of $820,000 and tax credits for V Wars and October Faction of $3,331,000.

IDWE revenues for the six months ended April 30, 2022, decreased by $2,597,000 compared to the six months ended April 30, 2021. Revenues in the six months ended April 30, 2022, included revenue recognized due to the full delivery of Locke & Key season two in an amount of $4,200,000 and the French-Canadian license received for V Wars of $119,000. In the six months ended April 30, 2021, revenues included recognition from delivered episodes from Wynonna Earp of $3,433,000, tax credits for V Wars and October Faction of $3,331,000, foreign receipts from Dirk Gently of $114,000 and other income of $38,000.

Direct costs of revenues. Direct cost of revenues consists primarily of the amortization of production costs that were capitalized during the production of the television episodes and direct costs related to revenue recognized during related periods.

Direct costs of revenues for the three months ended April 30, 2022, decreased by $946,000 compared to the three months ended April 30, 2021. The amortized television costs for the three months ended April 30, 2022, consisted of inventory write offs of $155,000 and residuals of $292,000. The amortized television costs for the three months ended April 30, 2021, included delivered episodes of Wynonna Earp of $970,000 and cost refinements from October Faction and V Wars of $423,000.

Direct costs of revenues for the six months ended April 30, 2022, decreased by $5,930,000 compared to the six months ended April 30, 2021. The amortized television costs for the six months ended April 30, 2022, consisted of delivered episodes from Locke & Key season 2 of $999,000, cost refinement from October Faction and V Wars of $77,000, inventory write offs of $155,000, and residuals of $292,000. The amortized television costs for the six months ended April 30, 2021, included delivered episodes of Wynonna Earp of $4,918,000, impairment charges of $2,064,000, and cost refinements from October Faction and V Wars of $471,000

IDWE’s gross margin for the three months ended April 30, 2022, was 0.0% compared to 66.4% for the three months ended April 30, 2021. IDWE’s gross margin for the six months ended April 30, 2022, was 64.7% compared to negative 7.8% for the six months ended April 30, 2021. These gross margin figures are aligned with the explanations provided for revenues and direct costs of revenues.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $312,000 during the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The decrease was driven by decreases in consulting costs of $217,000, legal fees of $104,000, professional services of $73,000, marketing of $56,000, recruitment fees of $24,000, and other net changes of $22,000, offset by increases in overhead allocations of $125,000 and non-cash compensation of $59,000.

Selling, general and administrative expenses decreased by $297,000 during the six months ended April 30, 2022, compared to the six months ended April 30, 2021. The decrease was driven by decreases in consulting costs of $280,000, legal fees of $186,000, marketing of $108,000, salary and benefits of $21,000, recruitment fees of $90,000, professional services of $73,000 and other net changes of $13,000, offset by increases in overhead allocation of $381,000, and non-cash compensation of $93,000.

As a percentage of IDWE’s revenues, selling, general and administrative expenses in the six months ended April 30, 2022, was 100.0% compared to 52.0% in the three months ended April 30, 2021, and 57.5% in the six months ended April 30, 2022 compared to 40.2% in the six months ended April 30, 2021.

IDWMH

(in thousands)			Change
Three months ended April 30,	2022	2021	$	%

Selling, general and administrative	$299	$273	$26	9.5%
Depreciation and amortization	2	1	1	nm
Loss from operations	$(301)	$(274)	$(27)	9.9%

(in thousands)			Change
Six months ended April 30,	2022	2021	$	%

Selling, general and administrative	$795	$465	$330	71.0%
Depreciation and amortization	5	3	2	nm
Loss from operations	$(800)	$(468)	$332	70.9%

nm—not meaningful

Selling, General and Administrative. Selling, general and administrative expenses increased by $26,000 during the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase was driven by increases in salary and benefits of $61,000 and shareholder relations of $35,000, offset by decreases in accounting fees of $35,000 and legal fees of $35,000.

Selling, general and administrative expenses increased by $330,000 during the six months ended April 30, 2022, compared to the six months ended April 30, 2021. The increase was driven by increases in salary and benefits of $278,000, shareholder relations of $63,000, non-cash compensation of $19,000, and other net changes of $10,000, offset by decreases in legal fees of $40,000.

Net (loss) income IDW Media Holdings, Inc.

Consolidated

(in thousands)			Change
Three months ended April 30,	2022	2021	$	%
(Loss) income from continuing operations	$(2,244)	$433	$(2,677)	(618.2)%
Interest income, net	-	156	(156)	(100)%
Other expenses, net	(9)	(12)	3	nm
Net (loss) income from continuing operations	(2,253)	577	(2,830)	(490.5)%
Loss from discontinued operations, net	-	(159)	159	100.0%
Gain on sale of discontinued operations	-	2,123	(2,123)	(100.0)%
Net (loss) income	$(2,253)	$2,541	$(4,794)	(188.7)%

(in thousands)			Change
Six months ended April 30,	2022	2021	$	%
Loss from continuing operations	$(260)	$(4,687)	$4,427	94.5%
Interest (expense) income, net	(10)	142	(152)	(107.0)%
Other income (expense), net	6	(13)	19	nm
Net loss from continuing operations	(264)	(4,558)	4,294	94.2%
Loss from discontinued operations, net	-	(1,280)	1,280	100.0%
Gain on sale of discontinued operations	-	2,123	(2,123)	(100.0)%
Net loss	$(264)	$(3,715)	$3,451	92.9%

nm—not meaningful

(Loss) income from operations. Loss from operations increased by $2,677,000 in the three months ended April 30, 2022, compared to a income from operations in the three months ended April 30, 2021, due to increased operating losses from IDWE of $2,892,000 and an increase in corporate overhead of $28,000, offset by decreased operating losses from IDWP of $243,000. These changes are more fully described in the separate segment analyses above.

Loss from operations decreased by $4,427,000 in the six months ended April 30, 2022, compared to a loss from operations in the six months ended April 30, 2021, due to increased operating income from IDWP of $1,129,000 and from IDWE of $3,630,000 offset by an increase in corporate overhead of $332,000. These changes are more fully described in the separate segment analyses above.

Interest income (expense), net. Interest income decreased by $156,000 in the three months ended April 30, 2022, compared to the three months ended April 30, 2021, and by $152,000 in the six months ended April 30, 2022, compared to the six months ended April 30, 2021 due to interest income from CRA tax credits received in the three and six months ended April 30, 2021.

Loss from discontinued operations, net. Loss from discontinued operations was $0 for the three and six months ended April 30, 2022, compared a loss of $159,000 for the three months ended April 30, 2021 and a loss of $1,280,000 for the six months ended April 30, 2021, respectively, due to the sale of CTM which resulted in CTM no longer being consolidated with the Company as of February 15, 2021.

Gain on sale of discontinued operations decreased by $2,132,000 in the three and six months ended April 30, 2022 compared to the three and six months ended April 30, 2021, as a result of the sale of CTM.

Liquidity and Capital Resources

General

At April 30, 2022, we had cash and cash equivalents of $13,681,000 and working capital (current assets in excess of current liabilities) of $18,949,000.

We anticipate that our expected cash inflows from operations during the next twelve months together with our working capital, including the balance of cash and cash equivalents held as of April 30, 2022, including proceeds from the offering closed on August 6, 2021, will be sufficient to sustain our operations for at least the next twelve months following the date of this report.

We satisfy our cash requirements primarily through cash provided by the Company’s operating and financing activities.

	Six months ended April 30,
(in thousands)	2022	2021
Cash flows used in:
Operating activities	$(3,415)	$(2,301)
Investing activities	(436)	(974)
Financing activities	-	(1,319)
Effect of exchange rate changes on cash and cash equivalents	-	39
Net decrease in cash and cash equivalents	$(3,851)	$(4,555)

Operating Activities

Cash flows used in operating activities was $3,415,000 for the six months ended April 30, 2022, and $2,301,000 for the six months ended April 30, 2021. For the six months ended April 30, 2022, the net use of cash is primarily a result of a net loss for the period and unfavorable changes in production cost payable and deferred revenues offset by favorable changes in accounts receivable. For the six months ended April 30, 2021, the net use of cash was primarily a result of a net loss in the period, an unfavorable adjustment for the gain on sale of CTM, and by an unfavorable change in deferred revenue, partially offset by favorable changes in trade accounts receivable, television costs and trade accounts payable, accrued expenses, production costs payable and other current liabilities.

Investing Activities

Our capital expenditures were approximately $436,000 and $72,000 in the six months ended April 30, 2022, and 2021, respectively. The six months ended April 30, 2021 also included an unfavorable adjustment of $902,000 related to the disposal of CTM.

Financing Activities

During the six months ended April 30, 2021, IDW repaid bank loans in the amount of $2,540,000. In the six months ended April 30, 2021, IDW received PPP loans of $1,196,000. In addition, IDW issued common stock for $25,000 in the six months ended April 30, 2021.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets including intangible assets with finite useful lives and ultimate revenues for television costs. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the consolidated financial statements included in our 2021 Form 10-K.

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

Changes in Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable decreased to approximately $4,758,000 at April 30, 2022, compared to $5,431,000 at October 31, 2021 principally due to changes in the accruals and collection of IDWE revenue, as well as the timing of receipts of payments of other receivable balances. The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 0% at April 30, 2022 and at October 31, 2021, reflecting our collectible receivable experience.

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

The Company is using the net proceeds we received from the offering principally for the development of original IP and the purchase of associated publishing, media, and merchandise rights to be used across multiple platforms (e.g., print, television, new media) as well as supplemental IP acquisition and marketing spend for these newly created IP franchises, and additionally for technology investment for our website, applications, data and business intelligence; talent investment as we look to expand our kids, middle grade, young adult, and family genres, and to further diversify into animation. The Company also seeks to pursue potential acqui-hire and/or bolt-on mergers and acquisition opportunities, should such opportunities arise.

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

The COVID-19 pandemic has had a negative financial impact on our business with regard to (a) the temporary closure of IDWP’s comic book distributor due to COVID-19 disruptions, and (b) production delays of IDWE’s television show Wynonna Earp. Its production schedule had been delayed which was a direct result of the COVID-19 pandemic that had affected virtually the entire filmed entertainment industry. This production delay had negatively impacted the delivery, which in turn pushed out our cash receipts.

In the fourth quarter of fiscal 2020 we paid “pull down” costs pursuant to a previously announced, multi-year agreement with Cineflix related to international sales of Wynonna Earp. Specifically, under this agreement, IDWE purchased the distribution rights to seasons one and two of Wynonna Earp from the current licensor (Netflix) and had agreed to transfer those rights to Cineflix.  Cineflix is now the international distributor of all four seasons of Wynonna Earp.  Due to changes in competition as well as the COVID-19 pandemic, the Cineflix deal did not contribute revenue and operating cash flow in fiscal year 2021 at the levels originally anticipated at the inception of the deal.

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

Foreign Exchange Balances Held in CAD (in thousands)	April 30, 2022	October 31, 2021
Cash and cash equivalents	$93	$85

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”)and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that, as of April 30, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A Risk Factors

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, except for the following:

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

IDW Media Holdings, Inc.

Date: June 14, 2022	By:	/s/ Ezra Y. Rosensaft
	Name:	Ezra Y. Rosensaft
	Title:	Chief Executive Officer

Date: June 14, 2022	By:	/s/ Brooke T. Feinstein
	Name:	Brooke T. Feinstein
	Title:	Chief Financial Officer