Form 10-Q
period 2022-07-31
IDW MEDIA HOLDINGS, INC.
filed 2022-09-14
CIK 1463833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

IDW MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4831346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

323-433-6670

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

As of September 14, 2022 the registrant had the following shares outstanding:

Class B common stock, $0.01 par value:	13,534,148 shares (excluding 519,360 treasury shares)
Class C common stock, $0.01 par value:	545,360 shares

IDW MEDIA HOLDINGS, INC.

i

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	July 31, 2022 (unaudited)	October 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,249	$17,532
Trade accounts receivable, net	7,086	5,431
Inventory	3,564	3,090
Prepaid expenses and other current assets	2,593	2,270
Total current assets	23,492	28,323
Non-current assets
Property and equipment, net	681	347
Right-of-use assets, net	417	302
Intangible assets, net	869	679
Goodwill	199	199
Television costs	1,451	1,487
Other assets	77	61
Total assets	$27,186	$31,398
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,125	$1,141
Accrued expenses	3,070	3,786
Production costs payable	72	2,010
Deferred revenue	-	2,045
Operating lease obligations – current portion	117	348
Total current liabilities	5,384	9,330
Non-current liabilities
Operating lease obligations – long term portion	309	20
Total liabilities	$5,693	$9,350
Stockholders’ equity (see note 3):
Preferred stock, $.01 par value; authorized shares – 500; no shares issued at July 31, 2022 and October 31, 2021	-	-
Class B common stock, $0.01 par value; authorized shares – 20,000; 14,053 and 12,938 shares issued and 13,534 and 12,419 shares outstanding at July 31, 2022 and October 31, 2021, respectively	134	123
Class C common stock, $0.01 par value; authorized shares – 2,500; 545 shares issued and outstanding at July 31, 2022 and October 31, 2021	5	5
Additional paid-in capital	104,354	103,819
Accumulated deficit	(81,804)	(80,703)
Treasury stock, at cost, consisting of 519 shares of Class B common stock at July 31, 2022 and October 31, 2021	(1,196)	(1,196)
Total stockholders’ equity	21,493	22,048
Total liabilities and stockholders’ equity	$27,186	$31,398

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021

Revenues	$7,712	$6,779	$25,615	$25,332

Costs and expenses:
Direct cost of revenues	3,734	3,813	12,121	17,771
Selling, general and administrative	4,672	4,986	14,264	14,147
Depreciation and amortization	74	62	258	182
Total costs and expenses	8,480	8,861	26,643	32,100
Loss from operations	(768)	(2,082)	(1,028)	(6,768)

Interest expense, net	-	(13)	(10)	128
Other (expense) income, net	(69)	1,154	(63)	1,141
Net loss from continuing operations	(837)	(941)	(1,101)	(5,499)

Loss from discontinued operations, net	-	-	-	(1,280)
Gain on sale of discontinued operations	-	-	-	2,123
Net gain on discontinued operations	-	-	-	843
Net loss	$(837)	$(941)	$(1,101)	$(4,656)

Basic and diluted (loss) income per share (see note 2):
Continuing operations	$(0.06)	$(0.09)	$(0.09)	$(0.55)
Discontinued operations, net	-	-	-	0.08
Net loss	$(0.06)	$(0.09)	$(0.09)	$(0.47)

Weighted-average number of shares used in the calculation of basic and diluted (loss) income per share:	12,914	9,977	12,901	9,966

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Net loss	$(837)	(941)	$(1,101)	$(4,656)
Foreign currency translation adjustments	-	-	-	39
Sale of discontinued operations	-	-	-	21
Total comprehensive loss	$(837)	(941)	$(1,101)	$(4,596)

See accompanying notes to condensed consolidated financial statements

IDW Media Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended July 31, 2022 and 2021

(in thousands)

(Unaudited)

	Class B Common Stock		Class C Common Stock		Additional	Accumulated Other		Treasury Stock, at Cost		Total
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Comprehensive Loss	Accumulated Deficit	Number of Shares	Amount	Stockholders’ Equity
Balance October 31, 2021	12,938	$123	545	$5	$103,819	$-	$(80,703)	519	$(1,196)	$22,048
Stock based compensation	-	-	-	-	546	-	-	-	-	546
Issuance of common stock	1,115	11	-	-	(11)	-	-	-	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(1,101)	-	-	(1,101)
Total comprehensive loss	-	-	-	-	-	-	(1,101)	-	-	(1,101)
Balance July 31, 2022	14,053	$134	545	$5	$104,354	$-	$(81,804)	519	$(1,196)	$21,493

Balance October 31, 2020	9,987	$93	545	$5	$111,379	$(60)	$(91,996)	519	$(1,196)	$18,225
Stock based compensation	-	-	-	-	246	-	-	-	-	246
Issuance of common stock	46	1	-	-	24	-	-	-	-	25
Comprehensive loss
Sale of discontinued operations	-	-	-	-	(17,295)	21	17,274	-	-	-
Net loss	-	-	-	-	-	-	(4,656)	-	-	(4,656)
Other comprehensive income	-	-	-	-	-	39	-	-	-	39
Total comprehensive loss	-	-	-	-	-	60	(4,656)	-	-	(4,596)
Balance July 31, 2021	10,033	$94	545	$5	$94,354	$-	$(79,378)	519	$(1,196)	$13,879

See accompanying notes to condensed consolidated financial statements.

IDW Media Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended July 31, 2022 and 2021

(in thousands)

(Unaudited)

	Class B Common Stock		Class C Common Stock		Additional	Accumulated Other		Treasury Stock, at Cost		Total
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Comprehensive Loss	Accumulated Deficit	Number of Shares	Amount	Stockholders’ Equity
Balance April 30, 2022	14,053	$134	545	$5	$104,117	$-	$(80,967)	519	$(1,196)	$22,093
Stock based compensation	-	-	-	-	237	-	-	-	-	237
Issuance of common stock	-	-	-	-	-	-	-	-	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(837)	-	-	(837)
Total comprehensive loss	-	-	-	-	-	-	(837)	-	-	(837)
Balance July 31, 2022	14,053	$134	545	$5	$104,354	$-	$(81,804)	519	$(1,196)	$21,493

Balance April 30, 2021	10,024	$94	545	$5	$94,267	$-	$(78,437)	519	$(1,196)	$14,733
Stock based compensation	-	-	-	-	87	-	-	-	-	87
Issuance of common stock	9	-	-	-	-	-	-	-	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(941)	-	-	(941)
Total comprehensive loss	-	-	-	-	-	-	(941)	-	-	(941)
Balance July 31, 2021	10,033	$94	545	$5	$94,354	$-	$(79,378)	519	$(1,196)	$13,879

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in thousands)	July 31, 2022	July 31, 2021
Operating activities:
Net loss	$(1,101)	$(4,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258	369
Amortization of finance leases	-	108
Bad debt recovery	-	(91)
Stock based compensation	546	246
Amortization of right-of-use asset	327	631
Gain on extinguishment of PPP Loans	-	(1,264)
Gain on sale of discontinued operations	-	(2,123)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,655)	16,837
Inventory	(474)	428
Prepaid expenses and other assets	(339)	(929)
Television costs	36	1,424
Operating lease liability	(384)	(411)
Trade accounts payable, accrued expenses, production costs payable and other current liabilities	(1,670)	1,389
Deferred revenue	(2,045)	(141)
Gain on disposal of ROU assets	-	(97)
Net cash (used in) provided by in operating activities	(6,501)	11,720
Investing activities:
Disposal of discontinued operations	-	(902)
Capital expenditures	(782)	(128)
Net cash used in investing activities	(782)	(1,030)
Financing activities:
Proceeds from issuance of common stock	-	25
Proceeds from government loans	-	1,196
Repayments of bank loans	-	(14,204)
Net cash used in financing activities	-	(12,983)
Effect of exchange rate changes on cash and cash equivalents	-	39
Net decrease in cash and cash equivalents	(7,283)	(2,254)
Cash and cash equivalents at beginning of period	17,532	12,162
Cash and cash equivalents at end of period	$10,249	$9,908

Supplemental schedule of investing and financing activities
Cash paid for interest	$-	$1,277

Non-cash investing and financing activities
Extinguishment of related party loan in exchange for sale of CTM (see note 14)	$-	$3,750

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the World. The Company is actively monitoring the COVID-19 pandemic, the restrictive measures imposed to combat its spread and their potential impact on each of our operating segments. While we believe that through the first three quarters of fiscal 2022, there has been significant improvement in the impact of the pandemic and the related measures, there is uncertainty around the duration and ongoing impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, and our operations and our customers and partners may continue to be impacted. The Company has considered information available to it as of the date of issuance of these condensed consolidated financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgements, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, goodwill and other long-lived assets, and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”), who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company (see Note 5).

Our principal business consists of the following segments:

i.	IDWP Publishing (“IDWP”) creates comic books, graphic novels and digital content through its imprints IDW, Top Shelf Productions and Artist’s Editions; and

ii.	IDW Entertainment (“IDWE”) a production company and studio that develops, produces, and distributes content based on IDWP’s original IP for a variety of formats including film and television.

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

Trade Accounts Receivable, Net

Trade accounts receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company had an allowance for doubtful accounts of $0 as of July 31, 2022 and October 31, 2021.

Television Costs

We expense television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (“Ultimate Revenues”) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For television series, Ultimate Revenues include revenues that are expected to be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode. IDWE capitalized cost of production and amortized it over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total Ultimate Revenues for each production. Advertising, marketing, and general and administrative costs are expensed as incurred.

Every quarter, the Company prepares analyses to support its content amortization expense. Critical assumptions used in determining content amortization include: (i) determining the grouping of contents (ii) the application of an ultimate revenue forecast model based on the contracts of televisions, (iii) gathering the schedules of delivered television episodes from the relative customers, (iv) calculating current period amortization, and (v) assessing the accuracy of the Company’s forecasts.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

IDWE regularly enters into agreements for the production of its television shows. The agreements provide for the rights and obligations related to the agreement including timing, delivery, and payments. IDWE capitalizes the resulting production costs under the agreements in production cost inventory as payments are made or when the products or services are delivered. Amortization of television costs during the three months ended July 31, 2022 and 2021 were a recoupment of $282,000 and $0, respectively. Amortization of television costs during the nine months ended July 31, 2022 and 2021 were $717,000 and $5,341,0000, respectively.

Variable Interest Entities

The Company, through its subsidiary IDWE has arrangements with seven special-purpose entities (“SPEs”). Some SPEs were formed for the sole purpose of providing production services of a television pilot and series in Canada, and other SPEs were formed for production and writing purposes. The SPEs are independently owned companies that are effectively controlled by IDWE and are parties to the related bank production financing arrangements. The Company has determined that SPEs are variable interest entities (“VIEs”) and that the Company is the primary beneficiary of the SPEs activities and was the obligor on the SPEs’ debt. All financial activity of the SPEs has been included in IDWE’s financial statements, which are part of these consolidated financial statements. IDWE is not obligated to provide any support to the VIE’s and therefore, there are no additional potential losses foreseen. The SPEs have finished all the productions and these shows have been delivered. The outstanding loans have been paid off. The carrying amounts and classification of the VIEs’ assets are presented below:

(in thousands)	July 31, 2022	October 31, 2021
Cash and cash equivalents	$75	$78

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IDWE generates revenue primarily from the licensing and distribution of content across various platforms and formats to audiences globally including television series and films. IDWE’s revenue is recognized when the content promised in an executed contract is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the content. Beginning in the third fiscal quarter of 2022, revenue was also generated from serving as a co-studio and executive producer of content across various platforms and formats to audiences globally including television series and films. This revenue is recognized when the services promised in the contract are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the services. IDWE also earns revenue from the sale of the option to purchase the media rights for IDWP properties to studios and streamers. This revenue is recognized when the goods promised in the contract are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods.

IDWE enters into production agreements which provide for the rights and obligations related to the agreement including timing, delivery, and payments. In certain productions in which IDWE is the distributor, IDWE has the obligation to pay artist, director, and writer guilds for residuals for the creative writers of content. In addition, IDWE has the right to receive participation rights recoupment based on viewership of the cumulative production. The Company is unable to make an estimate as the recoupment is based on future viewership and therefore revenue will be recognized at a future date once the amount is known.

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

Revenue Recognition When Right of Return Exists

IDWP offers its book market distributors, a right of return with no expiration date in accordance with general industry practices. These distributors then offer this same right of return to their book market retail customers. Sales returns allowances represent a reserve for IDWP products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. As of July 31, 2022 and October 31, 2021, the Company’s estimated returns were $134,000 and $127,000, respectively.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

IDWP has three significant customers, Penguin Random House Publisher Services (“PRHPS”), Diamond Comic Distributors, Inc. (“Diamond”), and Scholastic Inc. (“Scholastic”), that pose a concentration risk.

Revenues from PRHPS, IDWP’s non-direct market distributor and beginning June 1, 2022, IDWP’s direct market distributor, represented 52.0% and 42.9% of the total condensed consolidated revenue for the three months ended July 31, 2022 and 2021, respectively, and 35.30% and 30.2% of the total condensed consolidated revenues for the nine months ended July 31, 2022 and 2021, respectively. The receivable balances from PRHPS represented 50.4% and 52.0% of the total condensed consolidated receivables at July 31, 2022 and October 31, 2021, respectively. On June 1, 2022, PRHPS replaced Diamond as IDWP’s distributor to the direct market.

Revenues from Diamond, which was IDWP’s direct market distributor until June 1, 2022, represented 10.3% and 40.3% of the total condensed consolidated revenue for the three months ended July 31, 2022, and 2021, respectively, and 19.1% and 30.2% of the total condensed consolidated revenues for the nine months ended July 31, 2022 and 2021, respectively. The receivable balances from Diamond represented 0.6% and 20.0% of the total condensed consolidated receivables at July 31, 2022 and October 31, 2021, respectively.

Revenues from Scholastic, a leading distributor of children’s books, represented 10.5% and 0% of the total condensed consolidated revenue for the three months ended July 31, 2022, and 2021, respectively, and 4.6% and 0.1% of the total condensed consolidated revenues for the nine months ended July 31, 2022 and 2021, respectively. The receivable balances from Scholastic represented 12.7% and 0% of the total condensed consolidated receivables at July 31, 2022 and October 31, 2021, respectively.

IDWE has three significant customers, Endeavor Content, LLC (“Endeavor), Netflix, and NBC Universal/SyFy, that pose a concentration risk.

Revenues from Endeavor, a leading television production studio and a co-studio for IDWE’s Surfside Girls series on AppleTV+, represented 14.9% and 0% of condensed consolidated revenue for the three months ended July 31, 2022 and 2021, respectively, and 4.5% and 0% of the total condensed consolidated revenues for the nine months ended July 31, 2022 and 2021, respectively. The receivable balances from Endeavor represented 15.2% and 0% of the total condensed consolidated receivables at July 31, 2022 and October 31, 2021, respectively.

Revenues from Netflix, a leading streaming video subscription service, represented 16.4% and 0.0% of the total condensed consolidated revenues for the nine months ended July 31, 2022 and 2021, respectively.

Revenues from NBC Universal/SyFy, a major television network, represented 0% and 11.7% of the total condensed consolidated revenues for the nine months ended July 31, 2022 and 2021, respectively.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the period in which the discontinued operation was classified as held for sale, the net loss was reclassified as a separate line item in the Condensed Consolidated Statement of Operations. Assets and liabilities are also separately reclassified in the balance sheet for all periods presented, prior to the sale. CTM’s assets, liabilities, and cash flows are no longer reflected on the condensed consolidated financial statements for the periods following the CTM Sale Date. Cash flows from a discontinued operation and the continuing business are presented together without separate identification within cash flows from operating, investing, and financing activities. CTM’s depreciation, amortization, capital expenditures and significant noncash operating and investing activities for the discontinued operation are presented separately.

Revision of previously issued consolidated financial statements (in thousands)

During the quarter ended April 30, 2022, the Company identified errors that caused an understatement of previously reported current liabilities and accumulated deficit. Specifically, the error related to the lack of accrual for certain actor residuals related to Wynonna Earp incurred in 2016 and 2017. The correction of these errors increased accrued expenses and accumulated deficit each by $589,000 as of October 31, 2021. This error had no impact on net income or net cash provided by operating activities for the year ended October 31, 2021.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact was not material to any of our previously issued financial statements.

The following table presents a summary of the impact by financial statement line item of the corrections as of October 31, 2021:

	As of October 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Accrued expenses	$3,197	$589	$3,786
Total current liabilities	$8,741	$589	$9,330
Total liabilities	$8,761	$589	$9,350

Accumulated deficit	$(80,114)	$(589)	$(80,703)
Total stockholders’ equity	$22,637	$(589)	$22,048

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. Early application of the amendment is permitted. The Company adopted the ASU on May 1, 2022 and applied its provisions prospectively. In connection with this adoption the Company increased its disclosures with respect to government assistance beginning in the third quarter of fiscal year 2022 (See Note 15).

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

Note 2—Loss Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share except that the number of shares is increased to include additional shares that would have been outstanding had the potentially dilutive shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from issuance of potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company excluded 1,163,803 and 55,999, shares of unvested restricted Class B common stock, options to purchase 970,959 and 317,737 shares of Class B common stock, and warrants to purchase 187,579 and 187,579 shares of Class B common stock from the calculation of diluted loss per share for the three and nine months ended July 31, 2022 and 2021, respectively, as the effect would have been anti-dilutive. Therefore, basic and diluted (loss) earnings per share are the same for the three and nine months ended July 31, 2022 and 2021.

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

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2021	85,999	$4.68
Granted	1,116,568	1.81
Vested	(37,264)	4.25
Cancelled / Forfeited	(1,500)	4.88
Non-vested restricted shares at July 31, 2022	1,163,803	$1.94

On April 5, 2022, 1,104,972 restricted shares of the Company’s Class B common stock were issued to our Chairman and have a vesting period of 5 years.

On July 31, 2022, there was $2,050,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 4.75 years.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Stock Based Compensation

2019 Incentive Plan

On March 14, 2019, the Company’s Board of Directors adopted the 2019 IDW Stock Option and Incentive Plan (“2019 Incentive Plan”) to provide incentives to executive officers, employees, directors, and consultants of the Company and/or its subsidiaries and reserved 300,000 shares of Class B common stock for the grant of awards under the 2019 Incentive Plan, subject to adjustment.  Incentives available under the 2019 Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, and deferred stock units. On July 13, 2020, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 450,000, subject to adjustment.  On March 11, 2021, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 700,000, subject to adjustment. On November 8, 2021, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 1,350,000. The increase was approved on April 5, 2022 at the Company’s 2022 Annual Meeting of Stockholders. On January 13, 2022, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 2,550,000. The increase was approved on April 5, 2022 at the Company’s 2022 Annual Meeting of Stockholders. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on 3 years of continuous service and have 10-year contractual terms. As of July 31, 2022, 313,193 shares remained available to be awarded under the 2019 Incentive Plan.

The following table summarizes stock option activity during the nine months ended July 31, 2022.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2021	302,737	$5.69	8.06	$-
Granted	698,222	2.39	9.37	-
Exercised	-	-	-	-
Cancelled / Forfeited	(30,000)	5.98	-	-
Outstanding at July 31, 2022	970,959	$3.30	9.00	$-
Exercisable at July 31, 2022	255,434	$5.14	8.36	$-

At July 31, 2022, unamortized stock compensation for stock options was $955,000, which is expected to be recognized over the next 3.75 years.

Non-cash compensation for stock options issued to employees and restricted stock issued to employees and non-employees (see note 3) included in selling, general and administrative expenses for continuing operations was $237,000 and $87,000 during the three months ended July 31, 2022 and 2021, respectively and $546,000 and $246,000 during the nine months ended July 31, 2022 and 2021, respectively.

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

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total Assets (in thousands)

At July 31, 2022 total assets are IDWP $13,900, IDWE $3,400, and IDWMH $9,886.

Operating results for the business segments of the Company are as follows:

(in thousands)	IDWP	IDWE(a)	CTM	IDWMH(b)	Total
			(discontinued operations)	(unallocated overhead)
Three months ended July 31, 2022
Revenues	$6,553	$1,159	$-	$-	$7,712
(Loss) income from operations	(584)	48	-	(232)	(768)
Net (loss) income	(595)	48	-	(290)	(837)
Three months ended July 31, 2021
Revenues	$6,779	$-	$-	$-	$6,779
Income (loss) from operations	74	(1,842)	-	(314)	(2,082)
Net income (loss)	74	(1,890)	-	875	(941)

(in thousands)	IDWP	IDWE(a)	CTM	IDWMH(b)	Total
			(discontinued operations)	(unallocated overhead)
Nine months ended July 31, 2022
Revenues	$20,136	$5,479	$-	$-	$25,615
(Loss) income from operations	(339)	343	-	(1,032)	(1,028)
Net (loss) income	(350)	349	-	(1,100)	(1,101)
Nine months ended July 31, 2021
Revenues	$18,416	$6,916	$-	$-	$25,332
Loss from operations	(808)	(5,178)	-	(782)	(6,768)
Loss from discontinued operations, net	-	-	(1,280)	-	(1,280)
Net (loss) income	(808)	(5,063)	(1,280)	2,495	(4,656)

(a)	IDWE includes Thought Bubble LLC and Word Balloon LLC which consist of only television costs.
(b)	The parent company, IDW Media Holdings, reported net income in the three and nine months ended July 31, 2021 as a result of PPP loan forgiveness and the sale of CTM.

Note 6—Trade Accounts Receivable and Deferred Revenue

Trade accounts receivable consists of the following:

(in thousands)	July 31, 2022	October 31, 2021
Trade accounts receivable	$7,220	$5,558
Less allowance for sales returns	(134)	(127)
Trade accounts receivable, net	$7,086	$5,431

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in deferred revenue consist of the following:

(in thousands)	Nine months ended July 31, 2022
Beginning Balance	$2,045
Deferral of revenue	108
Recognition of deferred revenue	(2,153)
Ending Balance	$-

Note 7—Inventory

Inventory consists of the following:

(in thousands)	July 31, 2022	October 31, 2021
Work in progress	$466	$495
Finished goods	3,098	2,595
Total	$3,564	$3,090

Note 8—Prepaid Expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	July 31, 2022	October 31, 2021
Royalties and deposits	$1,487	$1,215
Tradeshows	71	1
Insurance	123	225
Employee retention credit receivable	436	-
Other prepaids	476	829
Total	$2,593	$2,270

Note 9—Property and Equipment

Property and equipment consist of the following:

(in thousands)	July 31, 2022	October 31, 2021
Equipment	$568	$557
Furniture and Fixtures	301	106
Leasehold improvements	927	827
Computer software	24	24
Total	1,820	1,514
Less accumulated depreciation	(1,139)	(1,167)
Property and equipment, net	$681	$347

Depreciation expense totaled $39,000 and $51,000 for the three months ended July 31, 2022 and 2021, respectively and $145,000 and $149,000 for the nine months ended July 31, 2022 and 2021, respectively.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Intangible Assets

Intangible assets consist of the following:

(in thousands)	Amortization Period	July 31, 2022	October 31, 2021
Licensing contracts	7 years	$893	$893
Software	5 years	704	-
Total amortized intangible assets		1,597	893

Software development costs		270	672
Total in-process intangible assets		270	672
Less accumulated depreciation		(998)	(886)
Intangible assets, net		$869	$679

Amortization expense totaled $35,000 and $11,000 for the three months ended July 31, 2022 and 2021, respectively and $113,000 and $33,000 for the nine months ended July 31, 2022 and 2021, respectively.

Note 11—Television costs amortization

Television costs consist of the following:

(in thousands)	July 31, 2022	October 31, 2021
In-development	$1,451	$1,487
Total	$1,451	$1,487

	Three Months Ended		Nine Months Ended
(in thousands)	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Television cost amortization	$(282)	$-	$717	$5,341
Television cost impairments	87	-	242	2,065
Total	$(195)	$-	$959	$7,406

Note 12—Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	July 31, 2022	October 31, 2021
Royalties	$1,022	$1,410
Residuals	121	589
Payroll, bonus, accrued vacation and payroll taxes	1,069	1,304
Other	858	483
Total	$3,070	$3,786

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Commitments

Lease Commitments

The Company has various lease agreements with remaining terms up to 3.2 years, including leases of office space and equipment. Some leases include options to purchase, terminate or extend for one or more years. These extension options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter.

The Company’s weighted-average remaining lease term relating to its operating leases is 3.02 years, with a weighted-average discount rate of 5.69% as of July 31, 2022.

The Company recognized lease expense for its operating leases of $87,000 and $125,000 for the three months ended July 31, 2022, and 2021, respectively, and $338,000 and $375,000 for the nine months ended July 31, 2022 and 2021, respectively. The cash paid under operating leases was $80,000 and $150,000 for the three months ended July 31, 2022 and 2021, respectively and $394,000 and $437,000 for the nine months ended July 31, 2022 and 2021, respectively.

At July 31, 2022, the Company had a right-of-use-asset related to operating leases of $804,000, accumulated amortization related to operating leases of $387,000, both of which are included as a component of right-of-use assets. On October 31, 2021, the Company had a right-of-use-asset related to operating leases of $1,037,000 and accumulated amortization related to operating leases of $735,000.

As of July 31, 2022, future minimum lease payments required under operating leases are as follows:

Maturity of Lease Liability (in thousands)	Total
Fiscal years ending October 31:
Rest of 2022	$19
2023	160
2024	158
2025	130
Thereafter	-
Total minimum lease payments	467
Less: imputed interest	(41)
Present value of future minimum lease payments	$426

Note 14—Discontinued Operations

As a result of the economic downturn related to the outbreak of the COVID-19 virus, and the impact it had on small businesses in the tourist markets, the Company decided to make a strategic shift to dispose of CTM and to focus on its entertainment and publishing businesses.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 15, 2021, pursuant to a sales and purchase agreement (“SPA”) dated as of July 14, 2020 IDWMH sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by IDWMH to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date, and (iii) a contingent payment if CTM is sold within 36 months of the CTM Sale Date for more than $4.5 million. Prior to executing the SPA, the Company obtained a third-party’s valuation of CTM and a fairness opinion that stated the consideration being received by the Company in the CTM Sale was fair. In addition to the Company’s Board of Directors approving the CTM Sale, the Audit Committee of the Board of Directors, which is comprised entirely of independent directors, approved the CTM Sale in compliance with the Company’s Statement of Policy with respect to Related Person Transactions. The CTM Sale was also approved by (1) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock and (2) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock not held by the Chairman or immediate family members of the Chairman, including, without limitation, trusts or other vehicles for the benefit of any of such immediate family members or entities under the control of such persons.  On December 15, 2020, the right, title, and interest to the SPA were assigned to The Brochure Distribution Trust, a South Dakota trust. Since the closing of the CTM Sale, the Company has not had any significant continuing involvement with CTM.

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

The consolidated statements of operations include the following results related to CTM discontinued operations:

Results of discontinued operations
(in thousands)	Nine months ended, July 31, 2021

Revenue	$1,427
Direct cost of revenue	946
Selling, general and administrative	1,649
Depreciation and amortization	295
Bad Debt	(109)
Total costs and expenses	2,781
Loss from operations	(1,354)
Interest expense, net	6
Other income (expense), net	68
Loss before income taxes	(1,280)
(Provision for) benefit from income taxes	-
Net loss	$(1,280)

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CTM’s depreciation and amortization, capital expenditures and notable activities for the discontinued operation include:

(in thousands)	Nine months ended, July 31, 2021

Depreciation and amortization	$185
Amortization of finance lease	109
Amortization of right-of-use assets	282
Capital expenditure	(22)
Gain on extinguishment of PPP loan	(68)

Note 15—Employee Retention Credit

The Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) provides for an employee retention credit (“ERC”) that is a refundable tax credit against certain employer taxes. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020, expanded certain benefits made available under the CARES Act, including modifying and extending the ERC. As modified, the ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The ERC is equal to 70% of qualified wages paid to employees during calendar 2021 for a maximum credit per employee of $7,000 per employee for each calendar quarter through December 31, 2021.

The Company qualifies for the tax credit under the CARES Act. During the three months ended July 31, 2022, we recognized an ERC for qualified wages paid between January 1, 2021 and March 31, 2021 of $564,000 as an offset to payroll tax expenses within selling, general and administrative expenses in our condensed consolidated statements of operations. We received $128,000 of the refund in cash in the third quarter of fiscal 2022. As of July 31, 2022, the Company has a $436,000 receivable balance for unsettled ERCs within prepaid expenses and other current assets on our condensed consolidated balance sheet.

We accounted for the employee retention credit by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS). Under an IAS 20 analogy, a business entity would recognize the credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant/ tax credit is intended to compensate when there is reasonable assurance and it is probable that the entity will comply with any conditions attached to the grant and the grant/tax credit will be received.

IDW MEDIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Subsequent events

The Company has evaluated subsequent events through September 14, 2022, the date on which the condensed consolidated financial statements were available to be issued. There were no material subsequent events that require recognition or additional disclosures in these condensed consolidated financial statements, except as follows:

On June 27, 2022, the Company entered into a new lease agreement for IDWMH in Los Angeles, California. The new lease has an initial term of 5 years and commenced on August 1, 2022. Base rent for the initial term is approximately $920,000. The Company has an option to extend the term of the lease for an additional 3 years exercisable only by written notice. The lease is subject to additional charges for common area maintenance and other costs.

On August 18, 2022, the Board of Directors of the Company resolved to remove Ezra Y. Rosensaft from his position as the CEO of the Company, effective August 28, 2022. In accordance with the separation agreement, the former CEO will receive $646,000 of severance compensation payable over 2 years and has one hundred eighty days after the effective date to exercise 100,000 of vested stock options. Upon termination, 45,000 of unvested stock options were forfeited back into the 2019 Incentive Plan. The company recorded $646,000 of severance expense in August 2022.

On August 18, 2022, the Board of Directors of the Company elected Allan I. Grafman as CEO of the Company, effective August 29, 2022. The employment agreement has an initial term of two years with the option by the Company to renew. In accordance with his employment agreement, the CEO will be paid an annual base salary of $410,000 an annual bonus of $50,000, and an annual discretionary bonus to be decided by the Board of Directors. In the event the Company terminates employment of the CEO on or before August 28, 2023 without cause, the Company will continue to pay the base salary for a period of twelve months. If the Company terminates employment of the CEO after August 28, 2023 without cause, the Company will continue to pay the base salary for the greater of six months or through August 28, 2024. On August 30, 2022, the CEO was issued options to purchase 70,398 of the Company’s Class B Common Stock with an exercise price of $1.77 per share, in accordance with the agreement. The options have a 10-year term with vesting over a 2-year period. In connection with the appointment, on August 29, 2022, the Board of Directors of the Company announced the resignation of Allan Grafman as a member of the Board and his appointment as an Ex Officio (non-voting) member of the Board.

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

IDW Media Holdings, Inc., a Delaware corporation, is a holding company consisting of the following principal businesses:

●	IDW Publishing, or IDWP, creates comic books, graphic novels and digital content through its imprints IDW, Top Shelf Productions and Artist’s Editions; and

●	IDW Entertainment, or IDWE, a production company and studio that develops, produces, and distributes content based on IDWP’s original IP for a variety of formats including film and television.

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

COVID-19: Overview of Impacts

●	IDWMH: Received two PPP loans related to core IDWE and IDWP operations.

	o	$1,195,679 on April 27, 2020, subsequently forgiven on July 20, 2021
	o	$1,195,680 on April 2, 2021, subsequently forgiven on October 27, 2021

●	IDWP: Although COVID-19 caused changes in direct-market returnability in 2020, in April 2021 the return policies reverted back to pre-COVID-19 industry standard practices. Additionally, IDWP renegotiated the terms of one of its lease agreements due to COVID-19 impacts. Per ASC 842 guidance, the lease liabilities were remeasured as of the modification dates as if the leases were new leases commencing at such time. Accordingly, the Right-Of-Use assets were adjusted by amounts equal to the adjustments to the lease liabilities. Although the delay in comic releases continues to have an impact on the industry, the impact has been slowly decreasing and returning to pre-COVID-19 levels.

●	IDWE: Industry-wide production suspensions halted filming and production of Wynonna Earp Season four after the completion of six of twelve episodes. IDWE continues its program to develop, package and pitch from its library on a largely remote basis. While there are some in-person writer’s rooms with strict COVID protocols, the majority of writer’s rooms, pitch scenarios and development conversations are all still happening remotely, with little to no impact on filming and production schedules.

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

In addition to its core of creator-driven franchises, IDWP has also partnered with the owners of major licensed brands to publish many successful licensed titles, including Hasbro’s Transformers, G.I. Joe, Dungeons & Dragons, and My Little Pony; Sega’s Sonic The Hedgehog; Paramount Global’s Star Trek and Teenage Mutant Ninja Turtles; and Toho’s Godzillas. These licensed titles bring with them diverse built-in audiences and build cache and retailer support for IDWP. With licensed franchises, IDWP’s strategy is to focus not only on licenses that have eager, built-in fan followings but also ongoing licensor support through other channels, such as toys, animation, and film. This strategy enables IDWP to expand its audience reach and to pursue sub-license opportunities with foreign publishers. IDWP also collaborates with other comic book publishers to co-publish certain titles, including Batman vs. Teenage Mutant Ninja Turtles and Locke & Key/The Sandman Universe: Hell & Gone (with DC Comics), Rick & Morty vs. Dungeons & Dragons (with Oni Press, Inc.) and Godzilla vs. Power Rangers (with Boom Studios).

IDWP’s focus is to expand and market its library of titles, from both creator-owned titles in our IDW and Top Shelf brands; and also, in partnership with our top-of-class creative partners under our IDW brand. IDWP works synergistically with IDWE to develop new titles and to support existing titles.

IDW Originals, launched in July 2022, is a line of original comics and graphic novels from a diverse lineup of writers and artists creating content across all genres and for all age groups. IDW Originals works with top-tier talent including New York Times bestselling writers like Scott Snyder on Dark Spaces: Wildfire, Stephen Graham Jones on Earthdivers, and G. Willow Wilson on The Hunger and the Dusk, in addition to up-and-coming talent creating the bestsellers of tomorrow. IDW Originals is also focused on creating IP that can be exploited across all media platforms.

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

In 2014, IDWP launched IDW Games to develop and publish card, board, and tabletop games. Similar to IDWP’s book content, IDW Games offered a mix of popular licensed titles such as Dragon Ball Z and Batman the Animated Series, as well as creator developed strategic hobby games, such as Towers of Arkhanos and Tonari. IDW Games’ products were sold to distributors worldwide and are available through retailers such as Gamestop, Barnes & Noble, and Amazon, independent games, and comics stores, as well as the direct-to-consumer channel through its website and marketing campaigns. In calendar 2021, the Company wound down IDW Games and, going forward, IDW Games is only backfilling final orders  and reproducing select existing products.

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

IDWP’s revenues represented 85.0% and 100.0% of our consolidated revenues in the three months ended July 31, 2022 and 2021, respectively and 78.6% and 72.7% in the nine months ended July 31, 2022 and 2021, respectively.

IDW Entertainment

IDWE is a production company and studio that develops, produces, and distributes content based on IDWP’s original IP for a variety of formats including film and television.

IDWE was formed on September 20, 2013 to leverage IDWP properties into television series, features, and other forms of media by developing and producing original content. IDWE maintains a robust development slate of properties based on IDWP properties for the adult series/features marketplace as well as the kids, family, and animation space. IDWE is in advanced conversations with various global studios, networks, and streamers for their exploitation. IDWE actively recruits and acquires new franchise material for exploitation primarily in the series format.

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

●	V Wars debuted on Netflix on December 5, 2019. The 10-episode vampire thriller stars Ian Somerhalder and was produced by High Park Entertainment. The series was based upon Jonathan Maberry’s IDWP comic book series of the same name. The rights to IDWE’s streaming genre series V Wars reverts back to IDW in 2022; as a result, we will be exploring opportunities to monetize the past season and potential opportunities to continue the story with a new partner.

●

October Faction premiered on Netflix on January 23, 2020. The 10-episode show was based on the IDWP comics of Steve Niles and Damien Worm and was adapted by showrunner Damian Kindler and starred Tamara Taylor and J.C. MacKenzie. It was also produced by High Park Entertainment.

● ● ●

Locke & Key premiered on Netflix on February 7, 2020. The show is based on the critically acclaimed graphic novels of Joe Hill and Gabriel Rodriguez published by IDWP.  Season two aired October 22, 2021 topping Netflix’s global TV charts in over 81 countries, and season three premiered August 10, 2022 on Netflix.

IDWE’s new original Apple TV+ series Surfside Girls, based on the Top Shelf graphic novel of the same name, premiered on August 19, 2022. All ten episodes of the live action kids’ series premiered in over 80 countries worldwide on the Apple TV platform.

IDWE recently announced a slate of six additional titles with closed development deals with major studios, streamers, and distributors. As a part of these deals, IDWE will work closely to develop these properties as narrative television series, with the ultimate goal of securing a greenlight to production. These titles include:

●       Dark Spaces with Universal Cable Productions (“UCP”)

●       Earthdivers with 20th Television Studios and Hulu

●       Rivers with HBO MAX

●       Ballad for Sophie with Universal Television International

●       The Delicacy with Warner Bros. Television Studios

●       Brutal Nature with leading Mexico-based animation studio Anima Studios

●       A currently unannounced project with Cartoon Networks

While in the past, IDWE focused on television development and financing production opportunities, a broadening of our strategic goals has evolved to focus on lower risk investments as well as developing IP for feature film and podcast opportunities. As is the case with Surfside Girls, IDWE provides co-studio services which enables us to utilize our studio partners’ infrastructure to support the needs of productions while reducing our own risk. We have also diversified our position by acting as non-writing executive producers (“NWEP”) on current and future projects which allows us to secure fees for our services while minimizing costs. With more varied opportunities for our content/IP, we will be able to grow our brand, expand the perception of IDWE, increase revenue opportunities for the publishing side of the business and develop a more robust entertainment footprint.

IDWE’s revenues represented 15.0% and 0% of our consolidated revenues in the three months ended July 31, 2022 and 2021, respectively and 21.4% and 27.3% in the nine months ended July 31, 2022 and 2021, respectively.

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

IDWP

(in thousands)			Change
Three months ended July 31,	2022	2021	$	%

Revenues	$6,553	$6,779	$(226)	(3.3)%
Direct cost of revenues	3,648	3,508	140	4.0%
Selling, general and administrative	3,425	3,145	280	8.9%
Depreciation and amortization	64	52	12	nm
(Loss) income from operations	$(584)	$74	$(658)	(889.2)%

(in thousands)			Change
Nine months ended July 31,	2022	2021	$	%

Revenues	$20,136	$18,416	$1,720	9.3%
Direct cost of revenues	10,512	10,014	498	5.0%
Selling, general and administrative	9,738	9,059	679	7.5%
Depreciation and amortization	225	151	74	nm
Loss from operations	$(339)	$(808)	$469	58.0%

Revenues. Revenues decreased by $226,000 in the three months ended July 31, 2022, compared to the three months ended July 31, 2021, primarily due to a decrease in direct market publishing revenue of $1,132,000 due to fewer titles being released during the period, a decrease in games revenue of $333,000, and a decrease in digital revenue of $129,000 due to an overall decrease in sales across all platforms, partially offset by an increase in retailer exclusive revenue of $868,000 related to Sonic the Hedgehog, a decrease in sales returns and discounts on book sales of $156,000, an increase in non-direct market publishing revenue of $306,000 driven by strong Teenage Mutant Ninja Turtles: The Last Ronin and They Called Us Enemy sales, and an increase in other revenues of 38,000.

Revenues increased by $1,720,000 in the nine months ended July 31, 2022, compared to the nine months ended July 31, 2021, primarily due to an increase in games revenue of $1,670,000 driven by the fulfillment of the direct-to-consumer games campaign for Batman Adventures, an increase in retailer exclusive revenue of $1,329,000 related to Sonic the Hedgehog and Transformers, a decrease in sales returns and discounts on book sales of $456,000, an increase in non-direct market publishing revenue of $600,000 driven by strong Teenage Mutant Ninja Turtles: The Last Ronin and They Called Us Enemy sales, and an increase in other revenues of $6,000, partially offset by a decrease in direct market publishing revenue of $1,928,000 due to fewer titles being released during the period, and a decrease in digital sales of $413,000. Sales returns continue to improve compared to prior year due to targeted incentives with accounts to reduce return rates, localization of inventory management at Barnes & Noble, and COVID-19 -related pressures in fiscal 2021.

Effective March 2023, our licenses for Transformers and GI Joe titles will be terminated. While the cancellation of the licenses for Transformers and GI Joe are anticipated to decrease revenues by approximately $1.2 million in fiscal year 2023, IDWP plans to mitigate the loss of revenue by enhancing our other key licensed brands through new initiatives for Star Trek, Godzilla, Dungeons & Dragons, and My Little Pony and an expansion of Teenage Mutant Ninja Turtles: The Last Ronin. We expect these efforts to offset any material impact on our gross margin from the loss of the licensed titles.

During calendar 2021, we began to winddown IDW Games and, going forward, IDW Games is only backfilling already developed games. The decision to shut down games was due to its lack of profitability, despite outliers like Batman Adventures, noted above.

Direct cost of revenues. IDWP’s direct cost of revenues increased by $140,000 in the three months ended July 31, 2022, compared to the three months ended July 31, 2021, primarily due to an increase in publishing printing costs of $338,000, partially offset by a decrease in printing expenses and creative costs for IDW Games of $186,000 and a net decrease in other direct costs such as costs of artists and writers of $12,000. IDWP’s direct cost of revenues increased by $498,000 in the nine months ended July 31, 2022, compared to the nine months ended July 31, 2021, primarily due to an increase in printing expenses and creative costs for IDW Games of $378,000 and an increase in publishing printing costs of $625,000, offset by a decrease in royalty expenses of $272,000, a decrease in publishing creative costs of $167,000, and a decrease in digital and licensing costs of $66,000. Although costs were recognized for fulfillment of the Batman Adventures game in the current year, future games costs will only be recognized with individual customer orders. Royalty expense as a percentage of sales is dependent on product and title mix as different revenue streams and titles have different royalty rates.

Gross Margin. IDWP’s gross margin for the three months ended July 31, 2022 decreased to 44.3% from 48.3% in the three months ended July 31, 2021. The decrease is principally due to decreased direct market revenue related to fewer released titles and increased cost related to payments to creators. Gross margin for the nine months ended July 31, 2022 increased to 47.8% from 45.6% in the nine months ended July 31, 2021. The increase is principally due to the recognition of revenue for the fulfillment of the direct-to-consumer games campaign for Batman Adventures and a decrease in royalty expenses as a percentage of revenue.

Selling, General and Administrative. IDWP’s selling, general and administrative expenses increased by $280,000 during the three months ended July 31, 2022, compared to the three months ended July 31, 2021. The increase was driven by increases in marketing of $390,000, salary and benefits of $100,000, travel expenses related to San Diego Comic Con of $122,000, software costs of $94,000 related to the recently launched website, overhead allocation of $66,000, and other net changes of $48,000, partially offset by decreases in consulting of $282,000 and severance of $258,000. The increase in salary and benefits was comprised of an overall increase of $536,000 offset by a $436,000 employee retention credit (“ERC”) as a result of the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”) recorded as a reduction in payroll tax expense.

IDWP’s selling, general and administrative expenses increased by $679,000 during the nine months ended July 31, 2022, compared to the nine months ended July 31, 2021. The increase was driven by increases in marketing of $456,000, software costs of $237,000, shipping and direct-to-consumer costs of $203,000, travel and entertainment expenses of $129,000, overhead allocation of $53,000, and other net changes of $12,000, offset by decreases in severance of $218,000, consulting expenses of $126,000, and salary and benefits of $67,000. The decrease in salary and benefits was comprised of an overall increase of $369,000 offset by a $436,000 ERC as a result of the CARES act recorded as a reduction in payroll tax expense.

As a percentage of IDWP’s revenues, selling, general and administrative expenses in the three months ended July 31, 2022, were 52.3% compared to 46.4% in the three months ended July 31, 2021, and 48.4% in the nine months ended July 31, 2022, compared to 49.2% in the nine months ended July 31, 2021.

IDWE

(in thousands)			Change
Three months ended July 31,	2022	2021	$	%

Revenues	$1,159	$-	$1,159	100%
Direct cost of revenues	86	305	(219)	(71.8)%
Selling, general and administrative	1,017	1,528	(511)	(33.4)%
Depreciation and amortization	8	9	(1)	nm
Income (loss) from operations	$48	$(1,842)	$1,890	102.6%

(in thousands)			Change
Nine months ended July 31,	2022	2021	$	%

Revenues	$5,479	$6,916	$(1,437)	(20.8)%
Direct cost of revenues	1,609	7,757	(6,148)	(79.3)%
Selling, general and administrative	3,501	4,310	(809)	(18.8)%
Depreciation and amortization	26	27	(1)	nm
Income (loss) from operations	$343	$(5,178)	$5,521	106.6%

nm—not meaningful

Revenues. IDWE revenues for the three months ended July 31, 2022, increased by $1,159,000 compared to the three months ended July 31, 2021. Revenues for the three months ended July 31, 2022, include revenues from the full delivery of Surfside Girls of $1,149,000 and revenue from two optioned projects of $10,000.

IDWE revenues for the nine months ended July 31, 2022, decreased by $1,437,000 compared to the nine months ended July 31, 2021. Revenues in the nine months ended July 31, 2022, included revenue recognized due to the full delivery of Locke & Key season two in an amount of $4,200,000, revenue from the full delivery of Surfside Girls of $1,149,000, the French-Canadian license received for V Wars of $119,000, and revenue from two optioned projects of $10,000. In the nine months ended July 31, 2021, revenues included recognition from delivered episodes from Wynonna Earp of $3,433,000, tax credits for V Wars and October Faction of $3,331,000, foreign receipts from Dirk Gently of $114,000 and other income of $37,000.

Direct costs of revenues. Direct cost of revenues consists primarily of the amortization of production costs that were capitalized during the production of the television episodes and direct costs related to revenue recognized during related periods.

Direct costs of revenues for the three months ended July 31, 2022, decreased by $219,000 compared to the three months ended July 31, 2021. The amortized television costs for the three months ended July 31, 2022, included full delivery of Surfside Girls of $100,000, executive producing fees of $200,000, inventory write offs of $87,000, residuals of $76,000, and agency commission fees of $5,000, offset by cost recoupment from Wynonna Earp of $382,000. The amortized television costs for the three months ended July 31, 2021, included cost refinements from Wynonna Earp of $305,000.

Direct costs of revenues for the nine months ended July 31, 2022, decreased by $6,148,000 compared to the nine months ended July 31, 2021. The amortized television costs for the nine months ended July 31, 2022, consisted of delivered episodes from Locke & Key season 2 of $999,000, full delivery of Surfside Girls of $100,000, executive producing fees of $200,000, cost refinement from October Faction and V Wars of $78,000, inventory write offs of $242,000, residuals of $367,000, and agency commission fees of $5,000, offset by cost recoupment from Wynonna Earp of $382,000. The amortized television costs for the nine months ended July 31, 2021, included delivered episodes of Wynonna Earp of $4,924,000, impairment charges of $2,065,000, cost refinements from October Faction and V Wars of $728,000, and other costs of $40,000.

IDWE’s gross margin for the three months ended July 31, 2022, was 92.6% compared to 0% for the three months ended July 31, 2021. IDWE’s gross margin for the nine months ended July 31, 2022, was 70.6% compared to negative 12.2% for the nine months ended July 31, 2021. These gross margin figures are aligned with the explanations provided for revenues and direct costs of revenues.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $511,000 during the three months ended July 31, 2022, compared to the three months ended July 31, 2021. The decrease was driven by decreases in salary and benefits of $333,000, consulting expenses of $117,000, recruitment fees of $64,000, overhead allocations of $25,000, and other net changes of $25,000, offset by increases in non-cash compensation of $53,000. The decrease in salary and benefits included a $87,000 ERC as a result of the CARES act recorded as a reduction in payroll tax expense.

Selling, general and administrative expenses decreased by $809,000 during the nine months ended July 31, 2022, compared to the nine months ended July 31, 2021. The decrease was driven by decreases in consulting costs of $396,000, legal fees of $162,000, marketing of $107,000, salary and benefits of $349,000, recruitment fees of $154,000, professional services of $75,000 and other net changes of $68,000, offset by increases in overhead allocation of $357,000, and non-cash compensation of $145,000. The decrease in salary and benefits included a $87,000 ERC as a result of the CARES act recorded as a reduction in payroll tax expense.

As a percentage of IDWE’s revenues, selling, general and administrative expenses in the three months ended July 31, 2022, was 87.7% and 63.9% in the nine months ended July 31, 2022 compared to 62.3% in the nine months ended July 31, 2021. IDWE recognized $0 revenue in the three months ended July 31, 2021.

IDWMH

(in thousands)			Change
Three months ended July 31,	2022	2021	$	%

Selling, general and administrative	$230	$313	$(83)	(26.5)%
Depreciation and amortization	2	1	1	nm
Loss from operations	$(232)	$(314)	$82	26.1%

(in thousands)			Change
Nine months ended July 31,	2022	2021	$	%

Selling, general and administrative	$1,025	$778	$247	31.7%
Depreciation and amortization	7	4	3	nm
Loss from operations	$(1,032)	$(782)	$(250)	(32.0)%

nm—not meaningful

Selling, General and Administrative. Selling, general and administrative expenses decreased by $83,000 during the three months ended July 31, 2022, compared to the three months ended July 31, 2021. The decrease was driven by decreases in salary and benefits of $105,000, consulting expense of $15,000, and other net changes of $9,000, offset by an increase in non-cash compensation of $33,000 and shareholder relation fees of $13,000. The decrease in salary and benefits included a $42,000 ERC as a result of the CARES act recorded as a reduction in payroll tax expense.

Selling, general and administrative expenses increased by $247,000 during the nine months ended July 31, 2022, compared to the nine months ended July 31, 2021. The increase was driven by increases in salary and benefits of $228,000 and shareholder relation fees of $76,000, offset by decreases in legal fees of $45,000, and other net changes of $12,000. The increase in salary and benefits was comprised of an overall increase of $270,000 offset by a $42,000 ERC as a result of the CARES act recorded as a reduction in payroll tax expense.

Consolidated net loss IDW Media Holdings, Inc.

(in thousands)			Change
Three months ended July 31,	2022	2021	$	%
Loss from continuing operations	$(768)	$(2,082)	$1,314	63.1%
Interest expense, net	-	(13)	13	nm
Other (expense) income, net	(69)	1,154	(1,223)	(106.0)%
Net loss from continuing operations	(837)	(941)	104	11.1%
Net loss	$(837)	$(941)	$104	11.1%

(in thousands)			Change
Nine months ended July 31,	2022	2021	$	%
Loss from continuing operations	$(1,028)	$(6,768)	$5,740	84.8%
Interest (expense) income, net	(10)	128	(138)	(107.8)%
Other (expense) income, net	(63)	1,141	(1,204)	(105.5)%
Net loss from continuing operations	(1,101)	(5,499)	4,398	80.0%
Loss from discontinued operations, net	-	(1,280)	1,280	100.0%
Gain on sale of discontinued operations	-	2,123	(2,123)	(100.0)%
Net loss	$(1,101)	$(4,656)	$3,555	76.4%

nm—not meaningful

Loss from operations. Loss from operations decreased by $1,314,000 in the three months ended July 31, 2022, compared to the three months ended July 31, 2021, due to increased operating income from IDWE of $1,890,000 and a decrease in corporate overhead of $82,000, offset by increased operating losses from IDWP of $658,000. These changes are more fully described in the separate segment analyses above.

Loss from operations decreased by $5,740,000 in the nine months ended July 31, 2022, compared to a loss from operations in the nine months ended July 31, 2021, due to increased operating income from IDWE of $5,521,000 and a decrease in operating loss from DWP of $469,000, offset by an increase in corporate overhead of $250,000. These changes are more fully described in the separate segment analyses above.

Interest (expense) income, net. Interest income decreased by $138,000 in the nine months ended July 31, 2022, compared to the nine months ended July 31, 2021 due to interest income from CRA tax credits received in the nine months ended July 31, 2021.

Other (expense) income, net. Other income decreased by $1,223,000 in the three months ended July 31, 2022, compared to the three months ended July 31, 2021 and by $1,204,000 in the nine months ended July 31, 2022, compared to the nine months ended July 31, 2021 due to PPP loan forgiveness received in the nine months ended July 31, 2021.

Loss from discontinued operations, net. Loss from discontinued operations was $0 for the nine months ended July 31, 2022, compared a loss of $1,280,000 for the nine months ended July 31, 2021, respectively, due to the sale of CTM which resulted in CTM no longer being consolidated with the Company as of February 15, 2021.

Gain on sale of discontinued operations decreased by $2,132,000 in the nine months ended July 31, 2022 compared to the nine months ended July 31, 2021, as a result of the sale of CTM.

Liquidity and Capital Resources

General

At July 31, 2022, we had cash and cash equivalents of $10,249,000 and working capital (current assets in excess of current liabilities) of $18,108,000.

We anticipate that our expected cash inflows from operations during the next twelve months together with our working capital, including the balance of cash and cash equivalents held as of July 31, 2022, which includes proceeds from the offering closed on August 6, 2021, will be sufficient to sustain our operations for at least the next twelve months following the date of this report.

We satisfy our cash requirements primarily through cash provided by the Company’s operating and financing activities.

	Nine months ended July 31,
(in thousands)	2022	2021
Cash flows used in:
Operating activities	$(6,501)	$11,720
Investing activities	(782)	(1,030)
Financing activities	-	(12,983)
Effect of exchange rate changes on cash and cash equivalents	-	39
Net decrease in cash and cash equivalents	$(7,283)	$(2,254)

Operating Activities

Cash flows used in operating activities was $6,501,000 for the nine months ended July 31, 2022, and cash flows provided by operating activities was $11,720,000 for the nine months ended July 31, 2021. For the nine months ended July 31, 2022, the net use of cash is primarily a result of a net loss for the period and unfavorable changes in trade accounts receivable, inventory, prepaid expenses and other assets, production costs payable, and deferred revenues, offset by favorable non-cash adjustments to net loss. For the nine months ended July 31, 2021, the net cash provided was primarily a result of favorable changes in trade accounts receivable, inventory, television costs, and production costs payable, offset by a net loss in the period, unfavorable changes in prepaid expenses, and unfavorable adjustments for the gain on sale of CTM and gain on extinguishment of a PPP loan.

Investing Activities

Our capital expenditures were approximately $782,000 and $128,000 in the nine months ended July 31, 2022, and 2021, respectively. The nine months ended July 31, 2021 also included an unfavorable adjustment of $902,000 related to the disposal of CTM.

Financing Activities

During the nine months ended July 31, 2021, IDW repaid bank loans in the amount of $14,204,000, offset by cash received for PPP loans of $1,196,000 and issuance of common stock for $25,000.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets including intangible assets with finite useful lives and ultimate revenues for television costs. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the consolidated financial statements included in our 2021 Form 10-K.

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

Changes in Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable increased to approximately $7,086,000 at July 31, 2022, compared to $5,431,000 at October 31, 2021 principally due to changes in the accruals and of IDWE revenue, as well as the timing of receipts of payments of other receivable balances. The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 0% at July 31, 2022 and at October 31, 2021, reflecting our collectible receivable experience.

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

The COVID-19 pandemic has had a negative impact on our business in past quarters with regard to (a) temporary closure of IDWP’s comic book distributor due to COVID-19 disruptions, and (b) production delays of IDWE’s television show Wynonna Earp. Through the first three quarters of fiscal 2022, our business as a whole has not suffered any material adverse consequences. The extent of the impact of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors discussed above.

In the fourth quarter of fiscal 2020 we paid “pull down” costs pursuant to a previously announced, multi-year agreement with Cineflix related to international sales of Wynonna Earp. Specifically, under this agreement, IDWE purchased the distribution rights to seasons one and two of Wynonna Earp from the current licensor (Netflix) and had agreed to transfer those rights to Cineflix.  Cineflix is now the international distributor of all four seasons of Wynonna Earp.  Due to changes in competition as well as the COVID-19 pandemic, the Cineflix deal did not contribute revenue and operating cash flow in fiscal year 2021 at the levels originally anticipated at the inception of the deal, however in the third quarter of 2022 we began recouping some of our cash outlays.

Dividends

In light of the current growth initiatives of the Company, particularly the television property development of IDWE, the Board of Directors determined to continue the suspension of the payment of cash dividends.  Projects that have already been approved and commenced are placing demands on the Company’s resources, and management and the Board determined that it was in the best interests of the stockholders to utilize available cash resources for investment in these promising and exciting growth opportunities.  This position may continue depending on the timing of projects, the cash generation of the Company’s operations and any financing that the Company may consummate.  Decisions as to the payment of dividends in future periods will depend on the financial position, results of operations, prospects and current and projected competing demands for cash resources at the relevant time.  The Company continues its position of prudent and conservative cash management and is committed to using all of its resources to maximize shareholder value, balancing short, medium, and long-term interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There is a foreign currency exchange risk associated with IDWE’s arrangements with special-purpose entities, formed for the sole purpose of providing production services in Canada, as the value of assets denominated in CAD will fluctuate due to changes in exchange rates, which will affect our production costs.

Foreign Exchange Balances Held in CAD (in thousands)	July 31, 2022	October 31, 2021
Cash and cash equivalents	$93	$85

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that, as of July 31, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IDW Media Holdings, Inc.

Date: September 14, 2022	By:	/s/ Allan I. Grafman
	Name:	Allan I. Grafman
	Title:	Chief Executive Officer

Date: September 14, 2022	By:	/s/ Brooke T. Feinstein
	Name:	Brooke T. Feinstein
	Title:	Chief Financial Officer