Form 10-K
period 2022-10-31
IDW MEDIA HOLDINGS, INC.
filed 2023-01-19
CIK 1463833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2022.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on April 29, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $1.70 per share, as reported on the New York Stock Exchange, was approximately $17.1 million.

The number of shares outstanding of the registrant’s common stock as of January 17, 2023 was:

Class B common stock, par value $0.01 per share:	13,582,431 shares (excluding 519,360 treasury shares)
Class C common stock, par value $0.01 per share:	545,360 shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held March 30, 2023, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

We will likely need additional capital to sustain our operations and will likely need to seek further financing to accelerate our growth, which we may not be able to obtain on acceptable terms or at all. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited.

IDWP depends on one main distributor for its direct market and non-direct market publications and such dependence subjects IDWP to the risk that such distributor may be unable to perform its obligations to IDWP.

IDWP may not be able to respond to changing consumer preferences and its sales may decline.

IDWP’s publications may be less successful than anticipated.

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

IDWE does not control the decisions to produce shows and relies on outside streamers/studios for greenlighting, and if an insufficient number of our properties are put into production, our profitability will be significantly impacted.

Reduction in budgets for content could impact our ability to sell television shows which could materially impact revenue and operating results at IDWE.

There can be no assurances that our Class B common stock will not be subject to potential delisting if we do not continue to maintain the listing requirements of the NYSE American.

ii

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDW Media Holdings,” “we,” “us,” and “our” refer to IDW Media Holdings, Inc., a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ended October 31, 2022).

Item 1. Business.

OVERVIEW

We were incorporated in the State of Delaware in May 2009.

In 2009, IDT Corporation, our former parent corporation, completed a tax-free spinoff of the Company through a pro rata distribution of our common stock to IDT’s stockholders.

Our principal businesses include:

●	IDW Publishing (“IDWP”), a publishing company that creates comic books, graphic novels and digital content through its imprints IDW, Top Shelf Productions and Artist’s Editions; and

●	IDW Entertainment (“IDWE”), a production company and studio that develops, produces and distributes content based on IDWP’s original, copyrighted intellectual property (“IP”), published in the form of comic books, graphic novels and any other forms of print publication, for a variety of formats including film and television.

IDWP is an award-winning publisher of comic books, original graphic novels, and art books. Founded in 1999, IDWP has a long tradition of supporting original, powerful creator-driven titles. In 2002, IDWP published 30 Days of Night by Steve Niles and Ben Templesmith followed by other horror titles that helped kickstart a resurgence in horror-comic publishing across the industry. Since then, IDWP has significantly diversified its publications. Joe Hill and Gabriel Rodríguez’s Locke & Key, Scott Snyder’s Dark Spaces line, Stephen Graham Jones’s Earthdivers, Beau Smith’s Wynonna Earp, Alan Robert’s The Beauty of Horror adult coloring books, and Darwyn Cooke’s graphic novel adaptations of Richard Stark’s Parker novels are just a few of the hundreds of award-winning titles published since IDWP’s inception.

IDWE leverages IDWP original IP into television series, features, and other forms of media by developing and producing original content. IDWE maintains a development slate of properties based on IDWP properties for the adult series/features marketplace and the kids, family, and animation spaces.

Prior to February 15, 2021, we also owned CTM Media Group (“CTM”), a company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the United States and Canada. On February 15, 2021 (“CTM Sale Date”), we consummated the sale of CTM to an entity associated with Howard Jonas, our Chairman and Chairman of the Board, in exchange for (i) the cancelation of $3.75 million of indebtedness the Company owed to Mr. Jonas’ designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the sale (which condition was not met), and (iii) a contingent payment if CTM is sold within 36 months of the sale for more than $4.5 million (“CTM Sale”). As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations has since been included in the consolidated financial statements as discontinued operations. As of October 31, 2022, the 18-month period for the contingent payment based upon recovery of quarterly revenue has lapsed and no payment is owed.

Financial information by segment is presented in Note 5 in the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (323) 433-6670 and our corporate web site’s home page is www.idwmediaholdings.com.

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

Recent Developments

In December 2022, IDWE announced that the Top Shelf graphic novel “A Radical Shift of Gravity” had been optioned by Hidden Pictures (which has a financing partnership with Lionsgate) to turn it into a feature film. In addition, we announced that Oscar-nominated screenwriter Matt Charman (Bridge of Spies) would pen the adaptation.

In November 2022, IDWE announced that creative talent and show runners had been attached to six of our books in order to develop them into television projects. Once development is complete, IDWE will take the projects to buyers in the hopes of getting them optioned and greenlit. The series in development include Bacchus, Dragon Puncher & Spoony, Korgi, Lodger, Relic of the Dragon and Satellite Falling. Talent attached includes Will Davis (Lyle, Lyle Crocodile, Man v. Bee), Holly Huckins (Recess, Angela Anaconda), Aury Wallington (Veronica Mars, Heroes, Gravity Falls), Max & Adam Reid (Aeon Flux, Sneaky Pete), Will Pascoe (Orphan Black) and Directors Jude Weng (Only Murders in the Building, Finding Ohana) and Patricia Riggen (The 33).

On August 30, 2022, we announced our first co-development deal with writing team Matt Silverstein and Dave Jeser for the development and production of the sci-fi comedy “Family Time” into a television series and original comic book property.

Starting in July 2022, we announced the publishing plans for the following original projects: Dark Spaces: Wildfire, Trve Kvlt, Crashing, Dead Seas, Golgotha Motor Mountain, Arca and The Hunger and the Dusk, new original projects that draw from a wide selection of genres including crime thrillers, supernatural horror, science fiction, and epic fantasy.

IDWE recently announced a slate of six additional titles with closed development deals with major studios, streamers, and distributors and an animated series with Cartoon Network. As a part of these deals, IDWE will work closely to develop these properties as narrative television series, with the ultimate goal of securing a greenlight to production. There will be little to no material financial benefit generated from a project until a property is in production.

These titles include:

●	Dark Spaces with Universal Cable Productions (“UCP”);

●	Earthdivers with 20th Television Studios and Hulu;

●	Ballad for Sophie with Universal Television International;

●	The Delicacy with Warner Bros. Television Studios;

●	Brutal Nature with leading Mexico-based animation studio Anima Studios; and

●	A Radical Shift of Gravity with award winning film producer Todd Lieberman/Hidden Pictures and Lionsgate

COVID-19: Overview of Impacts

●	IDW Media Holdings: In connection with the novel coronavirus (“COVID-19”) pandemic, we received two loans under the Paycheck Protection Program (“PPP”) related to core IDWE and IDWP operations.

o $1,196,000 on April 27, 2020, subsequently forgiven on July 20, 2021

o $1,196,000 on April 2, 2021, subsequently forgiven on October 27, 2021
●	IDWP: Issues primarily related to the COVID-19 pandemic continue to impact international printing and shipping. Costs are beginning to level off as of the end of fiscal 2022 and the strain on the logistics network is easing, but prices and timing are still considerably higher than the pre-pandemic levels.

●	IDWE: Industry-wide production suspensions halted filming and production of Wynonna Earp Season four after the completion of six of twelve episodes and the remaining six were subsequently completed and released. Despite a less impactful COVID-19, IDWE continues its program to develop, package and pitch from its library, adapting to a new marketplace that exists as a hybrid in office/remote model. While there are some in-person writer’s rooms with strict COVID-19 protocols, the majority of writer’s rooms, pitch scenarios and development conversations are all still happening remotely, with little to no impact on filming and production schedules.

We qualified for certain tax credits under the Coronavirus Aid, Relief and Economic Securities Act (“CARES Act”). During fiscal 2022, we recognized an employee retention credit (“ERC”) for qualified wages paid between January 1, 2021 and March 31, 2021 of $564,000 as an offset to payroll tax expenses within selling, general and administrative expenses in our consolidated statements of operations. To date we have received a total of $564,000.

Business Description

In fiscal 2022, our principal businesses consisted of:

●	IDWP, a publishing company that creates comic books, graphic novels and digital content through its imprints: IDW, Top Shelf Productions and Artist’s Editions; and

●	IDWE, a production company and studio that develops, produces and distributes content based on IDWP’s original, copyrighted IP, published in the form of comic books, graphic novels and any other forms of print publication, for a variety of formats including film and television.

In calendar 2021, the Company wound down IDW Games and, going forward, IDW Games is only backfilling final orders and reproducing select existing products.

IDW Publishing

There are two primary sources of the content that IDWP develops, publishes, and exploits across a range of distribution channels:

●	Original, creator-owned material that marks its debut to the consuming public via IDWP’s published products, inclusive of IDW Originals and Top Shelf (“Creator Content”); and

●	Third-Party content that has already been successfully exploited in other media with partners such as Paramount (Teenage Mutant Ninja Turtles, Star Trek), Hasbro (My Little Pony, Dungeons & Dragons), Sega (Sonic) and with companies including DC Comics and Marvel on our Artist’s Editions (“Licensed Content”).

IDWP’s largest product group is the publication of comic book and trade paperback products. Its comics and graphic novels are primarily distributed through three channels: (i) to comic book specialty stores (the “direct market”); (ii) to traditional retail outlets, including bookstores and mass market stores, on a returnable basis (the “non-direct market”); and (iii) to E-book distributors (“digital publishers”). IDWP’s publications are widely available digitally through popular distributors such as Comixology, Amazon, Apple iBooks, Google Play, Hoopla, Overdrive, and via IDWP’s own webstore at idwpublishing.com. Through the direct market and non-direct market, IDWP, including its imprints sold over 3.9 million units in fiscal 2022 and is regularly recognized as one of the nation’s largest publishers in the comics & graphic novels category.

IDWP’s focus is to expand and market its library of titles, from both creator-owned titles in our IDW and Top Shelf brands; and also, in partnership with our top-of-class licensors under our IDW brand. IDWP works synergistically with IDWE to develop new titles and to support existing titles.

IDWP is an award-winning publisher of comic books, original graphic novels, and art books. Founded in 1999, IDWP has a long tradition of supporting original, powerful creator-driven titles. In 2002, IDWP published 30 Days of Night by Steve Niles and Ben Templesmith followed by other horror titles that helped kickstart a resurgence in horror-comic publishing across the industry. Since then, IDWP has significantly diversified its publications. Joe Hill and Gabriel Rodríguez’s Locke & Key, Jonathan Maberry’s V Wars, Beau Smith’s Wynonna Earp, Alan Robert’s The Beauty of Horror adult coloring books, and Darwyn Cooke’s graphic novel adaptations of Richard Stark’s Parker novels are just a few of the hundreds of award-winning titles published since its inception.

IDWP owns Top Shelf Productions, an award-winning critically acclaimed publisher of graphic novels. Top Shelf Productions is renowned for publishing works of literary significance including the #1 New York Times and Washington Post bestselling trilogy, March, by Congressman John Lewis, Andrew Aydin, and Nate Powell. March is the only graphic novel to have won the National Book Award and is one of the most taught graphic novels in schools. In July 2019, Top Shelf Productions released George Takei’s graphic memoir, They Called Us Enemy, which debuted at #2 on the New York Times Paperback Nonfiction Best Sellers list and as a #1 bestseller on Amazon. Both titles are now perennial bestsellers and considered two of the finest non-fiction graphic novels. Other iconic Top Shelf Productions titles include Kim Dwinell’s Surfside Girls, Jeff Lemire’s Essex County and The Underwater Welder, Hannah Templer’s Cosmoknights, and Alan Moore and Eddie Campbell’s From Hell.

In addition to its core of creator-driven franchises, IDWP has also partnered with the owners of major licensed brands to publish many successful licensed titles, including Paramount Global’s  Teenage Mutant Ninja Turtles and Star Trek; Hasbro’s Dungeons & Dragons, and My Little Pony; Sega’s Sonic The Hedgehog;  and Toho’s Godzilla. These licensed titles bring with them diverse built-in audiences and build cache and retailer support for IDWP. With licensed franchises, IDWP’s strategy is to focus not only on licenses that have eager, built-in fan followings, but also ongoing licensor support through other channels, such as toys, animation, and film. This strategy enables IDWP to expand its audience reach and to pursue sub-license opportunities with foreign publishers. IDWP also collaborates with other comic book publishers to co-publish certain titles, including Batman vs. Teenage Mutant Ninja Turtles and Locke & Key/The Sandman Universe: Hell & Gone (with DC Comics), Rick & Morty vs. Dungeons & Dragons (with Oni Press, Inc.) and Godzilla vs. Power Rangers (with Boom Studios).

IDW Originals, launched in July 2022, is a line of original comics and graphic novels from a diverse lineup of writers and artists creating content across all genres and for all age groups. IDW Originals works with top-tier talent including New York Times bestselling writers like Scott Snyder on Dark Spaces: Wildfire, Stephen Graham Jones on Earthdivers, and G. Willow Wilson on The Hunger and the Dusk, in addition to up-and-coming talent with the goal of creating the bestsellers of tomorrow. IDW Originals is also focused on creating IP that can be exploited across multiple media platforms.

IDWP is also home to Artist’s Editions, which publishes oversized deluxe hardcovers featuring scans of original art printed at the same size they were drawn with the distinctive creative nuances that make original art unique. Some of the standout Artist’s Editions titles include Jim Lee’s X-Men, Mike Mignola’s Hellboy, Todd McFarlane’s Spider-Man, David Mazzucchelli’s Daredevil Born Again and Dave Stevens’ The Rocketeer.

Many of IDWP’s titles are available worldwide through foreign licensing with 642 titles available in approximately 62 territories in approximately 24 languages. In 2020, IDW launched a new initiative to release key titles as Spanish-language graphic novels in the North American market with the release of Spanish-language editions of They Called Us Enemy, Red Panda & Moon Bear, Locke & Key and Sonic the Hedgehog.

IDWP is a party to an agreement with Penguin Random House (“PRH”), that was amended in June 2021 (and became effective in June 2022) and has a term until March 31, 2024. Pursuant to the agreement, as amended, PRH serves as the exclusive worldwide distributor for all IDWP products other than periodical comic books for the non-direct market channel and since June 2022, as the exclusive worldwide multi-year sales and distributor for IDWP’s newly published and backlist comic book periodicals, trade collections, and graphic novels to the direct market comic shops. Pursuant to the agreement, as amended, PRH also (1) provides warehousing, customer service, order fulfillment, shipping, returns processing, billing/collections, customer credit management, sales, sales reporting, stock control and Web-access to sales and inventory information for IDWP’s single issue comic books and other products manufactured by IDWP and intended for distribution to the direct market and (2) maintains and operate a .biz retailer website for the provision of such services to IDWP.

The agreement obligates PRH to, among other things, use reasonable skill and care in accordance with its usual practice in providing the services; and maintain a reserve against future returns. The agreement provides for the allocation of risk related to the products to be distributed between IDWP and PRH and related to collection of amounts owing.

The agreement provides that neither IDWP nor PRH will be liable to each other for failure to perform any obligation under the agreement to the extent that and so long as the failure is caused matters beyond their control.

The agreement also provides that either party may terminate the agreement upon a material or persistent uncured breach by the other party, or, on six months’ notice following a change of control of either party or party’s parent.

The agreement also contains customary indemnification and confidentiality provisions.

Prior to June 2022, Diamond Comic Distributors, Inc. (“Diamond”) served as IDWP’s distributor to the direct market, worldwide. IDWP works together with PRH to sell-in and promote IDWP titles to buyers at non-direct market customers such as Amazon, Barnes & Noble, Baker & Taylor, Ingram, Follett, Target, Walmart, and more. Additionally, IDWP sells an assortment of titles directly to Scholastic Book Fairs and Clubs, which Scholastic purchases on an ad hoc basis.

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

To expand its business and compete with other industry participants, IDWP continues to focus on launching new creator-owned titles and partnering with established brands to bring fan-favorite properties to the comics market. IDWP is expanding the reach of existing and new products through the development of specialty, library, and education markets; increased direct-to-consumer initiatives; and broadening the reach of creator-driven series through licensing opportunities.

IDWP’s revenues represented 71.6% and 78% of our consolidated revenues in fiscal 2022 and 2021, respectively.

IDW Entertainment

IDWE is a production company and studio that develops, produces and distributes content based on IDWP’s original, copyrighted IP, published in the form of comic books, graphic novels and any other forms of print publication, for a variety of formats including film and television.

IDWE was formed on September 20, 2013 to leverage IDWP properties into television series, features, and other forms of media by developing and producing original content. IDWE maintains a development slate of properties based on IDWP properties for the adult series/features marketplace and the kids, family, and animation spaces.

IDWE has developed and/or produced a number of series for television:

●

Wynonna Earp season four aired in two parts on SyFy due to worldwide COVID-19-related production shutdowns. The first six episodes of season four premiered July 26, 2020 and the second half of season four began airing March 5, 2021. The show was created by Emily Andras and stars Melanie Scrofano and is based on the IDWP comics of Beau Smith of the same name. Season four’s twelve episodes were produced by Seven24 Films and distributed by IDWE, in partnership with Syfy and CTV Sci-Fi. Cineflix Studios is the co-producer and global distributor for the series. Season one’s thirteen episodes aired in fiscal 2016, season two’s twelve episodes aired in fiscal 2017, and season three’s twelve episodes aired in fiscal 2018.

●

V Wars debuted on Netflix on December 5, 2019. The 10-episode vampire thriller stars Ian Somerhalder and was produced by High Park Entertainment. The series was based upon Jonathan Maberry’s IDWP comic book series of the same name. Some rights to IDWE’s streaming genre series V Wars reverted back to IDW in 2022; as a result, we will be exploring opportunities to monetize the past season and potential opportunities to continue the story with a new partner.

●

October Faction premiered on Netflix on January 23, 2020. The 10-episode show was based on the IDWP comics of Steve Niles and Damien Worm of the same name and was adapted by showrunner Damian Kindler and starred Tamara Taylor and J.C. MacKenzie. It was also produced by High Park Entertainment.

●	Locke & Key premiered on Netflix on February 7, 2020. The show is based on the critically acclaimed graphic novels of the same name of Joe Hill and Gabriel Rodriguez published by IDWP. Season two premiered October 22, 2021, landing in the Top 10 on Netflix’s global TV charts in over 81 countries, and season three premiered August 10, 2022 on Netflix.

●	Surfside Girls is based on the Top Shelf graphic novel of the same name and premiered on August 19, 2022 on Apple TV+. All ten episodes of the live action kids’ series premiered in over 80 countries worldwide on the Apple TV platform.

Business Model

While in the past, IDWE focused on television development and financing production opportunities, a broadening of our strategic goals has evolved to focus on lower risk investments as well as developing IP for feature film and podcast opportunities. As was the case with Surfside Girls, IDWE provided co-studio services which enabled us to utilize our studio partners’ infrastructure to support the needs of productions while reducing our own risk. We have also diversified our position by acting as non-writing executive producers on current and future projects which allows us to secure fees for our services while minimizing costs. With more varied opportunities for our content/IP, we expect to grow our brand, expand the perception of IDWE, increase revenue opportunities for the publishing side of the business and develop a more robust entertainment footprint.

The path to greenlighting a project can take many routes, but the two most common include internal development and partnering with established studios and streamers. For internal development, IDWE partners with established television and film talent to develop pitches based on our IP, then takes those pitches to buyers. Buyers who want to partner on IDWE’s pitches will enter into a deal to commission a pilot script or feature screenplay, which will be the determining factor of a series or feature film being greenlit. In the second scenario, IDWE may option what’s called clean IP (projects without any attachments or development with talent) to a buyer/production partner and develop/package a series or feature. While this scenario may require more work between IDWE and the buyer to develop a concept for adaptation, the advantage is that IDWE is doing this in tandem with the buyer or platform – guaranteeing that what is developed is strategically what they are looking for.

Co-Development Model

In addition to IDWE leveraging IDWP’s original releases for media spinoffs and adaptation, IDWE has begun sourcing TV series and feature ideas from established show runners and writer/directors; then bringing these ideas to IDWP. Where both of our segments see an opportunity, we can develop both a comic book/graphic novel and prepare a series or feature pitch concurrently. We believe that there is an appeal in the entertainment industry for this model by talent and producing partners. With more than five of these properties already in negotiation, we previously announced the first – entitled Family Time.

Family Time is co-created by showrunners Matt Silverstein and Dave Jeser, who are known for creating Drawn Together, and running shows like Solar Opposites and an upcoming untitled show with Jimmy Kimmel for ABC. IDWE plans to pitch the series in March/April of 2023 and the comic book is expected to be released in August 2023.

IDWE’s revenues represented 28.4% and 22.0 % of our consolidated revenues in the fiscal years ended October 31, 2022 and October 31, 2021, respectively.

CTM (Discontinued operations)

As a result of the economic downturn related to the COVID-19 pandemic, and the impact it had on CTM, we decided to sell CTM and focus on our entertainment and publishing businesses.  On February 15, 2021 the sale was consummated and CTM is only consolidated until the sale date with the gain reflected separately in the consolidated statement of operations. Pursuant to a Stock Purchase Agreement dated as of July 14, 2020, we sold all of the stock of CTM to an assignee of Howard S. Jonas, our Chairman and Chairman of the Board, in exchange for (i) the cancelation of $3.75 million of indebtedness owed to the Mr. Jonas’ designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date (which condition was not met), and (iii) a contingent payment if CTM is sold within 36 months of the CTM Sale Date for more than $4.5 million.

Our Strategy

We have a long-standing publication business reaching various segments and audiences. IDWE is able to create television and video entertainment based upon IDWP’s solid content foundation. IDWP and IDWE work together to optimize the financial return of the IP which we control.

IDW’s strategic focus is to nurture, support and partner with both already successful and also up and coming new voices to bring their comic books and graphic novels to the widest audience possible.

IDWP seeks to build a robust, original slate of properties that not only gives creators the opportunity to realize their unique visions, but to establish IDWP as the “Partner of Choice” so we see and secure under contract the best opportunities from the creative community.

In addition, IDWP’s goal is to continue publishing a diverse list of titles and products which can leverage the strength of our known IP names and partnerships and drive maximum revenue against our core list, while also continuing to bring new IP to the table.

IDWE seeks to take the IDWP deep catalog of comic book and graphic novel IP and turn them into television, film and podcast entertainment.

With IDWP and IDWE working together, IDW strives to build our most valuable asset, which is our relationships with the creators and their IP visions. The more successful IDW is for them, the more IDW becomes the ‘Partner of Choice’ for the creative community.

IDWE seeks to turn IP into television and other video entertainment. Among our partners are streaming services as well as traditional broadcast and other networks and other content services. To date, IDWE has sold projects to Hulu, Syfy, BBC America, Netflix and AppleTV+. A multitude of additional IPs have been optioned. The Company does not currently fund production.

We believe that our potential projects would be attractive to a broad range of potential distribution channels and participants.

We are increasingly focused on attempting to increase our ownership positions in the IP which we distribute. In coming years, we believe that these ownership positions will be accretive and provide greater library value for IDW.

Competition

IDW competes with companies such as, BOOM and Dark Horse – companies who are leveraging their IP on the publishing side for media adaptation opportunities.

IDWE competes with all forms of entertainment. A significant number of companies produce and/or distribute television shows and films and provide pay television and streaming services. IDWE also competes to obtain creative talents and story properties that are essential to the success of our IDWE business.

Competitive Advantages/ Disadvantages

IDW believes that its competitive advantages include that it is one of the few fully integrated publishing companies whose strategic mandates guarantee that we will not publish a project that doesn’t also grant us the entertainment rights. IDWP has the opportunity to take advantage of some of our competition’s title count reduction to claim more of the market share in both the direct market and the non-direct market, as we increase our SKU counts against our key licensed properties.

While companies like DC and Marvel have a long history in the business and a deep catalog of superhero IP, their flexibility to try new genres and expand the diversity of their slate is more limited than that of IDW. They’re beholden to a history and canon that they can’t often diverge from. IDW, however, is in a position to publish new, original and creative concepts that could be the next big hit. Our opportunities to create and release new and exciting visions is a significant upside. However, this can also be a disadvantage in a world where some buyers are only interested in adapting already-known concepts and characters.

Finally, perception can be helpful in growing the business opportunities. IDWE has, over the last fiscal year, set up many projects at major buyers and streamers, further establishing how active we are in the film and television business. As a result, there are more incoming opportunities and a desire on behalf of major companies to work with us on adapting our IP into new entertainment properties.

The success of our operations is heavily dependent upon public taste and preferences which can be unpredictable at times. In addition, operating results fluctuate due to the timing and performance of releases in the television and book markets.

Intellectual Property

IDWP enters into publishing agreements with owners of either Creator Content or Licensed Content (collectively “Content”) pursuant to which IDWP licenses the right to exploit such Content (“Publishing Agreements”).

IDWP’s Publishing Agreements grant to IDWP exclusive, long term, worldwide rights to publish and sell the Content in all languages via traditional channels such as print and digital comics, graphic novels, and trade collections, and niche channels such as coloring books, audio on demand, and high-end limited-edition publications (“Publishing Rights”).

A smaller percentage of Publishing Agreements cover a more limited range of licensed rights in order to accommodate pre-existing products and markets already established by licensors such as foreign publishers seeking to have IDWP publish an English only version, Licensed Content owners seeking expansion into niche markets that can be more successfully exploited by IDWP and establish authors who have already enjoyed publishing success prior to partnering with IDWP.

Many of IDWP’s Publishing Agreements that are Creator Content focused also grant to IDWP exclusive film, television, merchandising, and other ancillary worldwide rights in all formats, languages, and current and future media and delivery technologies (“Ancillary Rights”) that can then be exploited through IDWE or otherwise.

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

IDWP's business model is evolving from placing more emphasis on Licensed Content and limited Ancillary Rights to developing a larger catalog of Creator Content and a full range of Ancillary Rights in combination with a more selective slate of Licensed Content.

COVID-19 Guiding Principles

IDW follows all state, local, and federal Centers for Disease Control and Prevention (“CDC”) public guidelines. To the extent possible, physical distancing shall be maintained. When physical distancing is impractical, other risk-mitigating measures shall be taken as described below.

●	Regular, periodic testing of employees for COVID-19.

●	Universal symptom monitoring, including temperature screening.

●	Appropriate Personal Protective Equipment (“PPE”) will be provided to employees.

●	Infection prevention measures have been developed and applied, including, enhanced sanitation (high-touch wipe down, disinfection of equipment), and hand hygiene (increased alcohol-based hand sanitizer)

Employees

As of January, 17, 2023, the Company had 84 full-time United States employees and 1 part-time employee, including 67 full-time employees and 1 part-time employee at IDWP, 7 full-time employees at IDWE, and 10 full-time employees at IDW Media Holdings.

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

Risks Associated with Our Businesses

We have a history of continued operating losses at IDWE and IDWP and cannot be certain of our future profitability.

We had accumulated a net deficit through October 31, 2022, of approximately $81.5 million. Prior to the CTM Sale, which closed on February 15, 2021, and until the start of the COVID-19 pandemic in March 2020, we often used cash flows from CTM to partially provide funding for corporate overhead and for our IDWP and IDWE operations. In fiscal 2022, on a consolidated basis, the Company had negative cash flows of $7.5 million. In fiscal 2021, the Company on a consolidated level generated positive cash flow of $5.4 million, as a result of net proceeds from the offering closed on August 6, 2021, of $9.4 million.

We may incur losses in the foreseeable future as we invest in our IDWE and IDWP businesses and operations. IDWE’s revenues depend on the delivery of properties and provision of services, which can vary significantly from period to period and be unpredictable. While in certain prior periods, our Chairman of the Board from time to time provided us with financing on favorable terms and conditions, there is no guarantee that we will be able to secure financing from our Chairman of the Board or other sources in the future, or, if available, the terms on which such financing may be provided. The time required for us to become profitable is uncertain, and there can be no assurance that we will obtain the financing required or achieve profitability on a sustained basis, if at all. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, without limitation: the impact of the COVID-19 pandemic, the ability to sell comic books, graphic novels, television and other media related sales to minimize the lag from negotiations to then sell in various theater forms as noted above with a quick enough turn around rate to establish profitability; our ability to attract, retain and motivate qualified personnel; specific economic conditions in the entertainment and publishing markets; and general economic conditions.

We will likely need additional capital to sustain our operations and will likely need to seek further financing to accelerate our growth, which we may not be able to obtain on acceptable terms or at all. If we are unable to raise additional capital, as needed, the future growth of our business and operations would be severely limited.

A factor limiting our growth, including our ability to enter our proposed markets, attract customers, and develop and deliver our products, is our limited capitalization overall and as compared to other companies in the industry. To sustain our operations, we will rely heavily on the stability and predictability from the publishing business. As these contracts can span out years into the future it allows us to have predictable cash flows and operating stability.

If we are unable to generate sufficient revenue and profits from our operations, we may decide to seek additional financing. It is possible we may need additional capital to bring our operations to a sustainable level over the next 15 months. In fiscal 2022, we raised $0, in fiscal 2021, we raised gross proceeds of $10,350,000 and in fiscal 2020 we raised gross proceeds of $12,300,000 inclusive of $4 million debt-to-equity conversion in equity financing. We believe that, in addition to the capital raised thus far, we may require up to an additional $7 to $10 million to satisfy our operating cash needs for the next 36 months after the raise. The above is premised on current operating metrics as we are aiming to become cash positive in 2024. However, there is no guarantee we will achieve our goal.

We may also seek additional financing to accelerate our growth.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution.  In addition, new securities may contain rights, preferences or privileges that are senior to those of our Class B common stock.  If we raise additional capital by incurring debt, this will result in increased interest expense.  There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all.  Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues, develop our products, attain profitable operations, which could result in a significant or complete loss of your investment.

Public health threats could have an adverse effect on the Company’s operations and financial results.

In early 2020, the spread of the COVID-19 virus resulted in a worldwide pandemic. We are actively monitoring the COVID-19 pandemic, the restrictive measures imposed to combat its spread and their potential and actual impact on each of our operating segments. While we believe that currently there has been significant improvement due to global and domestic vaccination efforts, we cannot predict the ongoing impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, and our operations and our customers and partners may continue to be impacted.

In April 2020, as a result of the COVID-19 pandemic, IDWP’s direct-market distributor paused the release of new product, including IDWP’s, although such operations were subsequently restarted. Many retailers experienced closures, reduced operations, or de-prioritization of entertainment products, such as books and games, throughout the COVID-19 pandemic resulting in decreased sales of certain of IDWP’s products.

COVID-19 continues to impact domestic and international printing and shipping. Costs are beginning to level off as of the end of 2022 and the strain on the logistics network is easing, but prices and timing are still considerably higher than the pre-pandemic levels.

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

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on our operations.

We are dependent on the continued services of key executives. The departure of key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

Risks Related to IDWP

IDWP depends on one main distributor for its direct market and non-direct market publications and such dependence subjects IDWP to the risk that such distributor may be unable to perform its obligations to IDWP.

Historically, IDWP depended on Diamond and PRH, to distribute the vast majority of its publications. With the June 2022 change to PRH as IDWP’s direct market distributor, Diamond is now the company’s largest customer in that sales channel, as they have now become a wholesale client of PRH for IDWP products.

PRH has distributed substantially all of IDWP’s products to non-direct market accounts (i.e., bookstores, libraries, mass market) and, commencing in June 2022 began distributing to all of IDWP’s direct market accounts. Should PRH fail to perform its distribution obligations under the applicable distribution agreement or to experience financial difficulties that would hinder performance, distribution to the direct or non-direct market, respectively, would be significantly impaired in the short term, and IDWP’s ability to distribute and receive proceeds from its publications would be impaired which would have a material adverse impact on our business, prospects and financial condition.

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

IDWP cannot accurately predict the commercial success of any of its publications because the revenue derived from the distribution of a publication depends primarily upon its acceptance by the public, which cannot be accurately predicted. The commercial success of a publication also depends upon the public’s acceptance of competing publications, critical reviews, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized distribution of publications, general economic conditions, and other tangible and intangible factors, none of which can be predicted with certainty. Additionally, if the movies or television programs that IDWP licenses are not successful, or if the characters that IDWP licenses lose some of their popularity, IDWP’s ability to sell publications based on such characters would decline, which could have a material adverse effect on IDWP’s business, prospects and financial condition.

Significant returns of IDWP products sold to mass market stores may have a material impact on IDWP’s cash flow.

Through its distribution arrangement with PRH, IDWP sells its publications to bookstores, such as Barnes & Noble, in which PRH allows to be on a fully returnable basis. As a result, these customers can return publications to PRH for credit, which in turn is charged back to IDWP. There is no time limit on the customers’ right to return publications distributed to them. In addition to IDWP being charged back the wholesale cost of the publications, IDWP also incurs a return processing fee by PRH. Such returns and fees are credited against IDWP’s current sales revenue from PRH, which reduces IDWP’s cash flow and operating capital. Product returns are a normal part of book publishing and IDWP estimates and records a reserve for such returns based on its return history and current trends that are expected to continue. A significant over-estimation of demand for a publication by the mass market bookstores, however, could result in a larger-than-expected volume of returns that would significantly reduce IDWP’s cash flows and operating capital. Further, a general downturn in the economy may also result in significant returns as bookstores reduce their outstanding debts to improve their own cash flow. Any or all of these events that result in significant returns in excess of IDWP’s estimates could have a material adverse effect on IDWP’s revenue, cash flow and operating results.

If IDWP fails to maintain positive relationships with its key licensors, authors, illustrators and other creative talent, as well as to develop relationships with new licensors and creative talent, its business could be adversely affected.

IDWP’s business is highly dependent on maintaining strong relationships with the entertainment companies that license their entertainment properties to IDWP, and with authors, illustrators and other creative talent who produce the products that are sold to IDWP’s customers. Any weakening of these relationships, or the failure to develop successful new relationships, could have an adverse impact on IDWP’s business and financial performance. Effective January 1, 2023, our licenses for Transformers and GI Joe titles terminated. While the cancellation of the licenses for Transformers and GI Joe are anticipated to decrease revenues by approximately $1.2 million in fiscal year 2023, IDWP plans to mitigate the loss of revenue by enhancing our other key licensed brands through new initiatives for Star Trek, Godzilla, Dungeons & Dragons, and My Little Pony and an expansion of Teenage Mutant Ninja Turtles: The Last Ronin. We expect these efforts to offset any material impact on our gross margin from the loss of the licensed titles.

IDWP depends on freelance creators who choose how to spend their time and utilize their talents. It is important for IDWP to maintain strong relationships with those freelance creators, so they devote their time and talent to IDWP’s projects. IDWP’s inability to maintain and secure these relationships could have a material adverse effect on IDWP’s business, prospects and financial condition.

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

Since 2020, the cost of shipping internationally has increased more than 50% above the long-term trend, established since the last recession in 2004, and is expected to continue to rise through 2022.  Prices are expected to stabilize in 2023, but at a higher rate than previously seen in the industry.  The strong demand for consumer goods is clogging transportation networks worldwide leading to the increased costs to ship internationally.  Additionally, once on US soil the goods are subject to increased rail or trucking costs, roughly 23% over 2020.  Increased capacity allows transporters to have leverage to continue to increase prices when negotiating contracts, affecting not only trucks and rail, but also seeping into warehouse costs as the supply-chain bottlenecks continue to squeeze capacity.

Additionally, rising labor costs are contributing to the increased costs in transportation, printing, and paper, across the industry.  As well as, an influx of publishers moving their printing to domestic printers, due to the global shipping costs & delays, causing domestic prices to rise due to capacity concerns on press. With a push from the big 5 US Publishers domestic printers are investing heavily in staff and equipment to increase capacity, but it is not expected to reach the same capacity highs seen in the early 2000’s. This increase in capacity should, however, begin to create more competition in the domestic printing market, leading to lower prices in both the domestic and overseas markets overall. The cost of paper has been steadily rising for the last several years due to consolidation of plants and changing operations to accommodate the consumer shipping industry. However, as of the end of 2022, the paper market has begun to stabilize, and many manufacturers are finally showing a small percentage of surplus as they prepare for 2023. This surplus suggests price increases should slow through 2023 compared with the quarterly paper increases seen throughout 2021 and 2022. Foreign paper markets are less affected by the paper market increases as China is the largest producer of paper in the world. Any increase in such costs will impact the Company’s profitability.

IDWP depends on the internal controls of its distributor for its financial reporting and revenues.

Because of PRH’s role as the distributor of IDWP’s publications and the fact that much of IDWP’s inventory is held at its distributor’s facilities, IDWP depends on the distributors to implement internal controls over financial reporting and to provide IDWP with information related to those internal controls. PRH’s internal controls might not be sufficient to allow IDWP to meet its internal control obligations or to allow IDWP’s management to properly assess those controls. The distributors may fail to cure any internal control deficiencies related to the publications that it distributes. IDWP may be unable to effectively create compensating controls to detect and prevent errors or irregularities in the distributors’ accounting to IDWP and others. Errors in properly tracking publication sales could also negatively impact IDWP’s revenues.

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

Risks Related to IDWE

IDWE does not control the decisions to produce shows and relies on outside streamers/studios for greenlighting, and if an insufficient number of our properties are put into production, our profitability will be significantly impacted.

Since IDWE does not finance production for film or television, it ultimately rests on the buyers (specifically streamers and studios) of the projects we are developing and seeking to produce to both greenlight and finance productions. Our revenues and profitability are thus dependent on those parties’ decisions.

Reduction in budgets for content could impact our ability to sell television shows which could materially impact revenue and operating results at IDWE.

Increased competition coupled with slower growth and huge losses indicated presage that there may be a reduction in the streaming business’ addressable market. In an attempt to reduce costs, many streamers reduced the number of employees, and vowed to reduce their content spend. Reduction in budgets for content could impact our ability to sell TV shows which could materially impact revenue and operating results at IDWE.

The end of a peak period of investment could materially impact revenue and operating results at IDWE.

The entertainment industry is experiencing reductions in both the number of scripted shows being ordered and the amount spent on content. An emerging decline in advertising spending is an additional obstacle that may adversely impact our ability to sell our IPs to companies that produce television content, which could materially impact revenue and operating results at IDWE.

Viewership and revenue declines in historically profitable television programming companies limits their ability to purchase our IP.

The advancing decline in both cable television and linear broadcast television business models and revenue generation limits their ability to purchase our IP, which could materially impact revenue and operating results at IDWE.

Increased costs for programming and other rights, as well as judgments we make on the potential performance of IDWE’s content, may adversely affect IDWE’s profits and balance sheet.

Due to increased costs for programming and other rights, IDWE shifted its investment strategy in content during the 2021-2022 calendar years – evolving its strategy to not fully fund or finance the productions of television shows or feature films. While the business model of fully funding these productions can present significant upside, it is also a major risk. That being said, as a result of being more cost conscious, IDWE’s capital it spends on developing properties for media opportunities could ultimately be exhausted in any given year due to rising costs of talent and rights. As a result, IDWE might find itself in a position where it is unable to fund additional development or secure the talent required to take a project forward, and adversely affect its ability to build a significant slate of opportunities for sales to buyers.

The competitive pressures IDWE faces in its business could adversely affect its financial performance and growth prospects.

IDWE is subject to significant competition, including from other studios/producers/distributors many of which operate with significantly larger staffs and funding than IDWE. Competitors include (i) smaller independent studios such as Entertainment One, Blumhouse, iTV, Annapurna and Miramax, (ii) major independent studios such as Sony TV and Warner Bros TV, (iii) vertically integrated studios such as Twentieth Television, Universal TV, CBS TV Studios and ABC Studios who develop, distribute and produce original television programming and; (iv) other entertainment divisions of comic book or graphic novel publishers such as Dark Horse, Oni Press, Image and BOOM who develop and produce television and film based on their publishing company’s slate of IP. To the extent IDWE cannot meet the challenges from existing or new competitors or develop new product offerings to meet customer preferences or needs, its revenues and profitability could be adversely affected.

The public health risk of COVID-19 and its impact on productions could adversely affect IDWE’s business.

Multiple television productions of IDWE had been delayed due to the COVID-19 pandemic.

Given the potential public health risk of COVID-19 and related possible imposition of new local, state and federal guidelines limiting the filming and production of our live-action shows, IDWE could be adversely affected and experience significant production delays or cancellations. Production costs of IDWE shows may also rise as additional safety protocols related to the COVID-19 pandemic are necessary on the set of these shows.

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

The unauthorized use of our intellectual property may increase the cost of protecting our rights in our intellectual property or reduce our revenues. The unauthorized distribution and access to content generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect entertainment industry intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. COVID-19 may increase incentives and opportunities to access content in unauthorized ways, as negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments may require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.

With respect to intellectual property developed by us and rights acquired by us from others, we are subject to the risk of challenges to our copyright, trademark, and patent rights by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of such challenges .

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

The success of our business depends in part on our ability to protect and enforce our trademarks, copyrights, trade secrets, and other intellectual property rights. We attempt to protect our intellectual property under trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

From time to time, legal action by us may be necessary to enforce our trademarks and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date. Any inability on our part to adequately protect our intellectual property may have a material adverse effect on our business, operating results, and financial condition.

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

The Trusts (as defined below) collectively hold shares that represent approximately 58.6% of the combined voting power of our outstanding stock as of January 17, 2023. See “Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman of the Board of Directors, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management”, below, and “Holders of our Class B common stock have significantly less voting power than holders of our Class C common stock”, below.

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

The market price of our Class B common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

●	developments concerning intellectual property rights and regulatory approvals relating to us;

●	quarterly variations in our business and financial results or the business and financial results of our competitors;

●	the ability or inability of us to generate increases in revenue and operate profitably;

●	the ability or inability of us to raise capital, if needed, and the terms and conditions associated with any such raising of capital;

●	developments in our industry and target markets;

●	the number of market makers who are willing to continue to make a market in our stock and the market or exchange on which they decide to make a market in our stock;

●	our ability to have our Class B common stock continue to be listed on the NYSE American; and

●	general market conditions and other factors, including factors unrelated to our own operating performance.

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

We do not pay, and do not intend to pay, cash dividends on our Class B common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our businesses and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current, as well as any future, financing agreements may preclude us from paying any dividends. As a result, capital appreciation, if any, of our Class B common stock will be investors’ sole source of potential gain for the foreseeable future.

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

We qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

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

In addition, if we no longer qualify as an emerging growth company, and are considered an accelerated filer, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, after we become a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, which increases legal and financial compliance costs and time expenditures for internal personnel. These laws, regulations and standards are subject to interpretation, which in many cases due to their lack of specificity, their application in practice may evolve over time as regulators and governing bodies provide new guidance. These changes may result in continued uncertainty regarding compliance matters and may necessitate higher costs due to ongoing revisions to filings, disclosures and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate regulatory or legal proceedings against us, and our business may be adversely affected.

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

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

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

Failures in information technology could have an adverse effect on the Company’s operations.

We rely on both internal systems and third parties to provide information technology for many aspects of our business operations. Failures in information technology that could impact the Company’s operations include cybersecurity, business continuity and related operational risks, as well as other security failures or breaches of our internal systems or those of our customers, partners, service providers or other third parties.

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

Holders of our Class B common stock are entitled to one-tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class C common stock are entitled to three votes per share. Because of their voting power, the holders of our Class C common stock will be able to control matters requiring approval by our stockholders, including the election of all of the directors, amendment of organizational documents and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of the holders of our Class B common stock to influence our management may be limited. In addition, our dual class structure has an anti-takeover effect, and accordingly, the holders of the shares of Class C common stock have the ability to prevent any change in control transactions that may otherwise be in the best interest of stockholders

Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman and Chairman of the Board, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management.

Eight trusts for the benefit of sons and daughters of Howard S. Jonas (the “Trusts”), our Chairman and Chairman of the Board, collectively have voting power over 1,733,750 shares of our common stock (which includes 545,360 shares of our Class C common stock (which is all the issued and outstanding shares of the Class C common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,188,390 shares of our Class B common stock), representing approximately 58.6% of the combined voting power of our outstanding capital stock, as of January 17, 2023. In addition, as of January 17, 2023, Howard S. Jonas beneficially holds 3,479,934 shares of our Class B common stock, warrants to purchase up to 89,243 shares of our Class B common stock at a price per share of $1.936 and warrants to purchase up to 98,336 shares of our Class B common stock at a price per share of $1.936. Each of the Trusts has a different, independent trustee.

Howard S. Jonas serves as our Chairman, an executive officer position, and Chairman of the Board, which is not an officer position.  He is our founder and served as an executive officer, including our Chief Executive Officer, for a very significant time period, and the members of the Board and management often look to him for guidance on major financial, operational and strategic matters.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

IDW Media Holdings is headquartered at 520 Broad St, Newark, New Jersey, fourth floor. The term of the license agreement with IDT Domestic Telecom Inc. commenced on December 1, 2018 and is month-to-month with 30 days’ prior written notice required for termination by either party. Currently, the annual rental expense is $19,200.

IDWP is headquartered in 3,334 square feet of leased space at 2355 Northside Drive, Suite 140, San Diego, CA. The lease commenced on June 1, 2022 and has a 39-month term which expires on August 31, 2025. The Company pays rent of $126,000 annually, subject to annual escalations of 3%.

IDWE is headquartered in 4,734 square feet of leased space at 14144 Ventura Blvd, Suite 210, Sherman Oaks, CA. The lease commenced on August 1, 2022 and has a 60-month term which expires on July 31, 2027. The Company pays rent of $174,000 annually, subject to annual escalations of 3%.

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

On January 17, 2023, there were 103 holders of record of our Class B common stock and 8 holders of record of our Class C common stock, which is not publicly traded. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On January 18, 2023, the last sales price reported on the NYSE American for the Class B common stock was $1.0345 per share.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets including intangible assets with finite useful lives and ultimate revenues for television costs. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the consolidated financial statements in this Annual Report for a complete discussion of our significant accounting policies.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below loss from operations are only included in our discussion of the consolidated results of operations.

IDWP

(in thousands)			Change
Fiscal Year ended October 31,	2022	2021	$	%
Revenues	$25,839	$25,284	$555	2.2%
Direct cost of revenues	13,993	13,682	311	2.3%
Selling, general and administrative	13,458	12,169	1,289	10.6%
Depreciation and amortization	285	203	82	nm
(Loss) income from operations	$(1,897)	$(770)	$(1,127)	(146.4)%

nm—not meaningful

Revenues. Revenues increased $555,000 in the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021, primarily due to an increase in games revenue of $1,716,000 driven by fulfillment of the direct-to-consumer games campaign for Batman Adventures, an increase in retailer exclusive revenue of $1,200,000 predominately related to Sonic the Hedgehog and Transformers, an increase in non-direct market publishing revenue of $603,000 driven by strong Teenage Mutant Ninja Turtles: The Last Ronin and They Called Us Enemy sales, a decrease in sales returns and discounts on book sales of $474,000, and an increase in other licensing and royalty revenues of $44,000, partially offset by a decrease in direct market publishing revenue of $3,055,000 due to fewer titles being released during the period, and a decrease in digital sales of $427,000. Sales returns for fiscal 2022 improved compared to the prior year due to targeted incentives with accounts to reduce return rates, localization of inventory management at Barnes & Noble, and COVID-19 related pressures in fiscal 2021.

Effective January 1, 2023, our licenses for Transformers and GI Joe titles have been terminated. While the cancellation of the licenses for Transformers and GI Joe are anticipated to decrease revenues by approximately $1.2 million in fiscal year 2023, IDWP plans to mitigate the loss of revenue by enhancing our other key licensed brands through new initiatives for Star Trek, Godzilla, Dungeons & Dragons, and My Little Pony and an expansion of Teenage Mutant Ninja Turtles: The Last Ronin. We expect these efforts to substantially offset any material impact on our gross margin from the loss of the licensed titles.

During calendar 2021, we significantly wound down IDW Games and IDW Games is now only backfilling already developed games. The decision to shut down games was due to its lack of profitability, despite outliers like Batman Adventures, noted above.

Direct cost of revenues. IDWP’s direct cost of revenues increased by $311,000 in the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021, primarily due to an increase in printing expenses and creative costs for IDW Games of $430,000 which corresponds to the increase in revenue from games noted above and an increase in publishing printing costs of $626,000, offset by a decrease in royalty expenses of $558,000, a decrease in publishing creative costs of $152,000, and a decrease in digital and licensing costs of $35,000. Although costs were recognized for fulfillment of the Batman Adventures game in the current year, future games costs will only be recognized with individual customer orders. Royalty expense as a percentage of sales is dependent on product and title mix as different revenue streams and titles have different royalty rates.

Gross Margin. IDWP’s gross margin for the fiscal year ended October 31, 2022 was essentially flat at 45.8% compared to 45.9% for the fiscal year ended October 31, 2021.

Selling, General and Administrative. IDWP’s selling, general and administrative expenses increased by $1,289,000 in the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021, primarily due to increases in marketing expenses of $847,000, IT costs of $481,000 related to the Company’s website for the focus on direct-to-consumer and dues and subscriptions, shipping and direct-to-consumer costs of $188,000, salaries and benefits of $247,000, and travel expenses of $220,000, partially offset by decreases in severance of $400,000, overhead allocations of $79,000, legal fees of $85,000, occupancy expenses of $66,000, bad debt of $30,000, insurance costs of $30,000, and other net charges of $4,000. The increase in salary and benefits was comprised of an overall increase of $683,000 offset by a $436,000 ERC as a result of the CARES Act recorded as a reduction in payroll tax expense.

As a percentage of IDWP’s revenues, selling, general and administrative expenses in the fiscal year ended October 31, 2022, was 52.1% compared to 48.1% in the fiscal year ended October 31, 2021.

IDWE

(in thousands)			Change
Fiscal year ended October 31,	2022	2021	$	%

Revenues	$10,255	$7,141	$3,114	43.6%
Direct cost of revenues	2,511	8,101	(5,590)	(69.0)%
Selling, general and administrative	4,561	5,694	(1,133)	(19.9)%
Depreciation and amortization	34	36	(2)	nm
Income (loss) from operations	$3,149	$(6,690)	$9,839	147.1%

nm—not meaningful

Revenues. IDWE revenues for the fiscal year ended October 31, 2022 increased by $3,114,000 compared to the fiscal year ended October 31, 2021. Revenues in fiscal year 2022, included revenue recognized due to the full delivery of Locke & Key seasons two and three in an amount of $8,944,000, revenue from the full delivery of season one of Surfside Girls of $1,149,000, the French-Canadian license received for V Wars of $119,000, and revenue from optioned projects of $43,000. In fiscal year 2021, revenues included recognition from delivered episodes from Wynonna Earp of $3,496,000, tax credits for V Wars and October Faction of $3,331,000, Lock & Key contingent compensation from season two of $200,000, and foreign receipts from Dirk Gently of $114,000.

Direct costs of revenues. Direct cost of revenues consists primarily of the amortization of production costs that were capitalized during the production of the television episodes and direct costs related to revenue recognized during related periods.

Direct costs of revenues for the fiscal year ended October 31, 2022 decreased by $5,590,000 compared to the fiscal year ended October 31, 2021. The amortized television costs for fiscal year 2022, included costs related to delivered episodes from Locke & Key seasons two and three of $1,875,000 and to full delivery of season one of Surfside Girls of $100,000, executive producing fees of $325,000, cost refinement from October Faction and V Wars of $78,000, inventory write offs of $278,000, residuals of $467,000, agency commission fees of $9,000, and cost of optioned projects of $6,000, offset by cost recoupment from Wynonna Earp of $432,000 and tax credits for V Wars and October Faction of $195,000. The amortized television costs for fiscal year 2021, included delivered episodes from Wynonna Earp of $5,251,000, impairment charges of $2,216,000, cost refinement from October Faction and V Wars of $586,000 and other costs of $48,000.

Gross Margin. IDWE’s gross margin for the fiscal year ended October 31, 2022 was 75.5% compared to negative 13.4% for the fiscal year ended October 31, 2021. These gross margin figures are aligned with the explanations provided for revenues and direct costs of revenues.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $1,133,000 during the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021. The decrease was driven by decreases in consulting costs of $445,000, legal fees of $117,000, marketing of $137,000, salary and benefits of $387,000, recruitment fees of $153,000, professional services of $75,000, severance of $175,000, travel expenses of $41,000 and other net changes of $87,000, offset by increases in overhead allocation of $284,000 and non-cash compensation of $200,000. The decrease in salary and benefits included a $87,000 ERC as a result of the CARES act recorded as a reduction in payroll tax expense.

As a percentage of IDWE’s revenues, selling, general and administrative expenses in the fiscal year ended October 31, 2022, was 44.5% compared to 79.7% in the fiscal year ended October 31, 2021.

IDWMH

(in thousands)			Change
Fiscal year ended October 31,	2022	2021	$	%

Selling, general and administrative	$1,914	$1,219	$695	57.0%
Depreciation and amortization	23	6	17	nm
Loss from operations	$(1,937)	$(1,225)	$(712)	(58.1)%

nm—not meaningful

Selling, General and Administrative. Selling, general and administrative expenses increased by $695,000 during the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021. The increase was driven by increases in severance of $468,000, shareholder relations fees of $263,000, insurance costs of $235,000, non-cash compensation of $218,000, travel expenses of $113,000, and marketing expenses of $80,000, offset by decreases in overhead allocation to operating segments of $483,000, legal fees of $131,000, salary and benefits of $60,000, and other net changes of $8,000. The decrease in salary and benefits included a $42,000 ERC as a result of the CARES act recorded as a reduction in payroll tax expense.

Consolidated net loss IDW Media Holdings, Inc.

(in thousands)			Change
Fiscal year ended October 31,	2022	2021	$	%
Loss from continuing operations	$(685)	$(8,685)	$8,000	92.1%
Interest (expense) income, net	(10)	118	(128)	(108.5)%
Other (expense) income, net	(53)	2,333	(2,386)	(102.3)%
Net loss from continuing operations	(748)	(6,234)	5,486	88%
Loss from discontinued operations, net	-	(1,281)	1,281	100.0%
Gain on sale of discontinued operations	-	2,123	(2,123)	(100.0)%
Net loss	$(748)	$(5,392)	$4,644	86.1%

Loss from operations. Loss from continuing operations decreased by $8,000,000 in the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021, due to increased operating income from IDWE of $9,839,000, offset by an increase in operating loss from IDWP of $1,127,000 and an increase in corporate overhead of $712,000. These changes are described in the separate segment analyses above.

Interest (expense) income, net. Interest (expense) income decreased by $128,000 to interest expense of $10,000 in the fiscal year ended October 31, 2022, compared to interest income of $118,000 in the fiscal year ended October 31, 2021 due to interest income from CRA tax credits received in the fiscal year ended October 31, 2021.

Other (expense) income, net. Other (expense) income decreased by $2,386,000 to other expense of $53,000 in the fiscal year ended October 31, 2022, compared to other income of $2,333,000 in the fiscal year ended October 31, 2021, primarily due to PPP loan forgiveness received in the fiscal year ended October 31, 2021.

Loss from discontinued operations, net. Loss from discontinued operations was $0 for the fiscal year ended October 31, 2022, compared to a loss of $1,281,000 for the fiscal year ended October 31, 2021, due to the sale of CTM which resulted in CTM no longer being consolidated with the Company as of February 15, 2021.

Gain on sale of discontinued operations. Gain on sale of discontinued operations decreased by $2,123,000 for the fiscal year ended October 31, 2022, compared to the fiscal year ended October 31, 2021, as a result of the sale of CTM.

Liquidity and Capital Resources

General

At October 31, 2022, we had cash and cash equivalents of $10,014,000 and working capital (current assets in excess of current liabilities) of $18,476,000.

We anticipate that our expected cash inflows from operations during the next twelve months together with our working capital, including the balance of cash and cash equivalents held as October 31, 2022, which includes proceeds from the offering closed on August 6, 2021, will be sufficient to sustain our operations for at least the twelve months following the date of this report.

We satisfy our cash requirements primarily through cash provided by the Company’s operating and financing activities.

	Fiscal years ended October 31,
(in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(6,618)	$10,637
Investing activities	(900)	(1,734)
Financing activities	-	(3,572)
Effect of exchange rate changes on cash and cash equivalents	-	39
Net increase in cash and cash equivalents	$(7,518)	$5,370

Operating Activities

Cash flows used in operating activities was $6,618,000 for the fiscal year ended October 31, 2022, compared to cash flows provided by operating activities of $10,637,000 for the fiscal year ended October 31, 2021. For the fiscal year ended October 31, 2022, net use of cash was primarily a result of the net loss for the period of $748,000, adjusted for non-cash expenses of $2,712,000 and cash outflow from changes in assets and liabilities of $8,548,000 as a result of decreases to production costs payable and deferred revenue and increases in trade accounts receivable, inventory, television costs, and prepaid expenses and other assets. For the fiscal year ended October 31, 2021, the net cash provided was primarily a result of cash inflow from changes in assets and liabilities of $19,045,000 as a result of decreases in trade accounts receivable, inventory, and increases in production costs payable, offset by a net loss in the period of $5,392,000 adjusted for non-cash expenses of $8,421,000, cash outflow from changes in assets and liabilities of $6,945,000 as a result of increases in prepaid expenses and television costs and decreases in deferred revenue, and adjustments for non-cash items of $4,515,000 related to the gain on the sale of CTM and gain on the extinguishment of a PPP loan. Cash flows generated at IDWE vary widely year to year due to timing of productions.

Investing Activities

Our capital expenditures were approximately $900,000 and $832,000 in the fiscal years ended October 31, 2022, and 2021, respectively. The fiscal year ended October 31, 2021 also included an unfavorable adjustment of $902,000 related to the disposal of CTM.

Financing Activities

During the fiscal year ended October 31, 2021, IDW repaid bank loans in the amounts of $14,204,000, partially offset by cash received for PPP loans of $1,196,000, and net cash proceeds received of from the issuance of Class B common stock of $9,551,000 in connection to our registered public offering.

Recent Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the respective dates of adoption, and expected effects on our results of operations and financial condition, see Note 1 to the consolidated financial statements included in Item 8 of this Annual Report.

Changes in Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable increased to approximately $6,448,000 at October 31, 2022, compared to $5,431,000 at October 31, 2021 principally due to changes in the accruals and collection of IDWE revenue, as well as the timing of receipts of payments of other receivable balances. The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 0% at October 31, 2022 and 2021, reflecting the Company’s collectible receivable experience.

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

The Company is using the net proceeds we received from the offering principally for the development of original IP and the purchase of associated publishing, media, and related rights. Funds are also used for marketing spend for our IP franchises, and additionally for technology investments and our website development. The Company also seeks to pursue potential investment and acquisition opportunities, should such opportunities arise.

We do not have any agreements at this time to potentially acquire other entities or businesses. The foregoing represents our current intentions based upon our present plans and business conditions to use and allocate the net proceeds of this offering. However, the nature, amounts and timing of our actual expenditures may vary significantly depending on numerous factors. We may find it necessary or advisable to use the net proceeds from this offering for other purposes. As a result, our management has and will retain broad discretion over the allocation and application of the net proceeds from this offering. To the extent that the net proceeds we receive from this offering are not immediately used for the above purposes, we intend to invest our net proceeds in short-term, interest-bearing bank deposits or debt instruments.

Where appropriate, we evaluate strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio, and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return-on-investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

The COVID-19 pandemic has had a negative impact on our business in past quarters with regard to (a) issues related to increased costs of international printing, shipping and cost rises,   and (b) in 2021 we experienced production delays of IDWE’s television show Wynonna Earp. In the fiscal year 2022, our business as a whole has not suffered any material adverse consequences. The extent of the impact of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors discussed above.

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

Dividends

We have never declared or paid any cash dividends on our capital stock. The Company does not currently anticipate paying any cash dividends in the foreseeable future and is using cash flows to invest in the growth of the business.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

Foreign Currency Risk

There is a foreign currency exchange risk associated with IDWE’s arrangements with special-purpose entities, formed for the sole purpose of providing production services in Canada, as the value of assets denominated in CAD will fluctuate due to changes in exchange rates, which will affect the Company’s production costs.

Foreign Exchange Balances Held in CAD (in thousands)

	October 31, 2022	October 31, 2021
Cash and cash equivalents	$170	$85

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and the report of the independent registered public accounting firm thereon starting on page F-1 are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company’s assets that could have a material effect on financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of October 31, 2022, our internal control over financial reporting were effective based on those criteria.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Allan I. Grafman—Chief Executive Officer

Brooke T. Feinstein—Chief Financial Officer

Howards S. Jonas—Chairman

Directors

Howard S. Jonas—Chairman of the Board

Perry Davis

Amy Jonas

Irwin Katsof

Christopher McGurk

Ex-Officio Directors

Allan I. Grafman

Marc E. Knoller

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2022, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Principal Financial Officer certifying the quality of our public disclosure.

We make available free of charge through the investor relations page of our web site (http://idwmediaholdings.com/investors/) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2022, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2022, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2022, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after October 31, 2022, and which is incorporated by reference herein.

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

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1***	Fourth Restated Certificate of Incorporation of IDW Media Holdings, Inc.
3.2****	Fourth Amended and Restated Bylaws of IDW Media Holdings, Inc.
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2**	Warrant to Purchase IDW Media Holdings, Inc. Class B Common Stock issued to Howard S. Jonas, dated August 21, 2018.
4.3*****	Amendment to Warrant to Purchase IDW Media Holdings, Inc. Class B Common Stock issued to Howard S. Jonas, dated March 29, 2022.
4.4**	Warrant to Purchase IDW Media Holdings, Inc. Class B Common Stock issued to Howard S. Jonas, dated March 30, 2019.
4.5*****	Amendment to Warrant to Purchase IDW Media Holdings, Inc. Class B Common Stock issued to Howard S. Jonas, dated March 29, 2022.
10.1**#	IDW Media Holdings, Inc. 2009 Stock Option and Incentive Plan.
10.2**#	IDW Media Holdings, Inc. 2019 Stock Option and Incentive Plan.
10.3**	Share Purchase Agreement between IDW Media Holdings, Inc. and Howard S. Jonas, dated as of July 14, 2020.
10.4**	Loan and Security Agreement between High Park/V-Wars Production, Inc. and Bank Leumi USA, dated June 19, 2018.
10.5******±	Distribution Agreement between Penguin Random House Publisher Services and Idea and Design Works, LLC, dated June 20, 2016.
10.6*******±	Letter Agreement between the Registrant and Penguin Random House Publisher Services, dated June 15, 2021.
10.7********	Employment Agreement between the Company and Howard S. Jonas, dated April 5, 2022.
10.8*********	Employment Agreement between the Company and Allan Grafman, dated August 21, 2022.
10.9**********	Separation and General Release Agreement between the Company and Ezra Y. Rosensaft, dated August 29, 2022.
21.01*	Subsidiaries of the Registrant
23.1*	Consent of Zwick CPA, LLC, Independent Registered Public Accounting Firm
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Incorporated by reference to Form S-1, filed October 16, 2020.
***	Incorporated by reference to Form 8-K, filed July 19, 2021.
****	Incorporated by reference to Form 8-K, filed June 14, 2022.
*****	Incorporated by reference to Form 8-K, filed April 4, 2022.
******	Incorporated by reference to Form S-1/A, filed April 5, 2021.
*******	Incorporated by reference to Form 8-K, filed September 30, 2021.
********	Incorporated by reference to Form 8-K, filed April 11, 2022.
*********	Incorporated by reference to Form 8-K, filed August 24, 2022.
**********	Incorporated by reference to Form 8-K, filed August 31, 2022.

±	Denotes that fees, payment terms and other business terms have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

#	Denotes management compensation plan or contract.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDW MEDIA HOLDINGS, INC.

By:	/s/ Allan I. Grafman
Allan I. Grafman
Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard S. Jonas	Chairman of the Board and Chairman	January 19, 2023
Howard S. Jonas

/s/ Allan I. Grafman	Chief Executive Officer	January 19, 2023
Allan I. Grafman	(Principal Executive Officer)

/s/ Brooke T. Feinstein	Chief Financial Officer	January 19, 2023
Brooke T. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Amy Jonas	Director	January 19, 2023
Amy Jonas

/s/ Perry Davis	Director	January 19, 2023

Perry Davis

/s/ Irwin Katsof	Director	January 19, 2023

Irwin Katsof

/s/ Christopher McGurk	Director	January 19, 2023

Christopher McGurk

IDW Media Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

IDW Media Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDW Media Holdings, Inc. and its Subsidiaries (the “Company”) as of October 31, 2022 and 2021 and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZWICK CPA, PLLC

f/k/a/ Zwick & Banyai, PLLC

Southfield, Michigan

January 19, 2023

We have served as the Company’s auditor since 2009.

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	October 31, 2022	October 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,014	$17,532
Trade accounts receivable, net	6,448	5,431
Inventory	4,285	3,090
Prepaid expenses and other current assets	2,714	2,270
Total current assets	23,461	28,323
Non-current assets
Property and equipment, net	725	347
Right-of-use assets, net	1,157	302
Intangible assets, net	859	679
Goodwill	199	199
Television costs, net	1,486	1,487
Other assets	54	61
Total assets	$27,941	$31,398
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,321	$1,141
Accrued expenses	3,353	3,786
Production costs payable	33	2,010
Deferred revenue	-	2,045
Operating lease obligations – current portion	278	348
Total current liabilities	4,985	9,330
Non-current liabilities
Operating lease obligations – long term portion	911	20
Total liabilities	$5,896	$9,350
Stockholders’ equity (see Note 3):
Preferred stock, $.01 par value; authorized shares – 500; no shares issued at October 31, 2022 and October 31, 2021	-	-
Class B common stock, $0.01 par value; authorized shares – 20,000; 14,053 and 12,938 shares issued and 13,534 and 12,419 shares outstanding at October 31, 2022 and October 31, 2021, respectively	134	123
Class C common stock, $0.01 par value; authorized shares – 2,500; 545 shares issued and outstanding at October 31, 2022 and October 31, 2021	5	5
Additional paid-in capital	104,553	103,819
Accumulated deficit	(81,451)	(80,703)
Treasury stock, at cost, consisting of 519 shares of Class B common stock at October 31, 2022 and October 31, 2021	(1,196)	(1,196)
Total stockholders’ equity	22,045	22,048
Total liabilities and stockholders’ equity	$27,941	$31,398

See accompanying notes to consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in thousands, except per share data)	October 31, 2022	October 31, 2021

Revenues	$36,094	$32,425

Costs and expenses:
Direct cost of revenues	16,504	21,783
Selling, general and administrative	19,933	19,082
Depreciation and amortization	342	245
Total costs and expenses	36,779	41,110
Loss from operations	(685)	(8,685)

Interest (expense) income, net	(10)	118
Other (expense) income, net	(53)	2,333
Net loss from continuing operations	(748)	(6,234)

Loss from discontinued operations, net	-	(1,281)
Gain on sale of discontinued operations	-	2,123
Net gain on discontinued operations	-	842
Net loss	$(748)	$(5,392)

Basic and diluted net (loss) income per share (see Note 2):
Continuing operations	$(0.06)	$(0.59)
Discontinued operations, net	-	0.08
Net loss	$(0.06)	$(0.51)

Weighted-average number of shares used in the calculation of basic and diluted (loss) income per share:	12,906	10,655

See accompanying notes to consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
(in thousands)	October 31, 2022	October 31, 2021
Net loss	$(748)	$(5,392)
Foreign currency translation adjustments	-	39
Sale of discontinued operations	-	21
Total comprehensive loss	$(748)	$(5,332)

See accompanying notes to consolidated financial statements

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY

Fiscal Years Ended October 31, 2022 and 2021

	Class B Common Stock		Class C Common Stock		Additional	Accumulated Other		Treasury Stock, at Cost		Total
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Comprehensive Loss	Accumulated Deficit	Number of Shares	Amount	Stockholders’ Equity
Balance October 31, 2021	12,938	$123	545	$5	$103,819	$-	$(80,703)	519	$(1,196)	$22,048
Stock based compensation	-	-	-	-	745	-	-	-	-	745
Issuance of restricted stock	1,115	11	-	-	(11)	-	-	-	-	-
Comprehensive loss
Net loss	-	-	-	-	-	-	(748)	-	-	(748)
Total comprehensive loss	-	-	-	-	-	-	(748)	-	-	(748)
Balance October 31, 2022	14,053	$134	545	$5	$104,553	$-	$(81,451)	519	$(1,196)	$22,045

Balance October 31, 2020	9,987	$93	545	$5	$111,379	$(60)	$(92,585)	519	$(1,196)	$17,636
Stock based compensation	-	-	-	-	329	-	-	-	-	329
Issuance of common stock	2,881	29	-	-	9,407	-	-	-	-	9,436
Issuance of restricted stock	70	1	-	-	(1)	-	-	-	-	-
Comprehensive income (loss)
Sale of discontinued operations	-	-	-	-	(17,295)	21	17,274	-	-	-
Net loss	-	-	-	-	-	-	(5,392)	-	-	(5,392)
Other comprehensive income	-	-	-	-	-	39	-	-	-	39
Total comprehensive income (loss)	-	-	-	-	-	60	(5,392)	-	-	(5,332)
Balance October 31, 2021	12,938	$123	545	$5	$103,819	$-	$(80,703)	519	$(1,196)	$22,048

See accompanying notes to consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in thousands)	October 31, 2022	October 31, 2021
Operating activities:
Net loss	$(748)	$(5,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of television costs	1,348	5,414
Impairment of television costs	277	2,216
Depreciation and amortization	342	433
Amortization of finance leases	-	108
Bad debt recovery	-	(79)
Stock based compensation	745	329
Amortization of right-of-use asset	396	475
Gain on extinguishment of PPP Loans	-	(2,460)
Gain on sale of discontinued operations	-	(2,123)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,017)	17,460
Inventory	(1,195)	664
Prepaid expenses and other assets	(437)	(414)
Television costs	(1,624)	(6,191)
Operating lease liability	(430)	(287)
Trade accounts payable, accrued expenses, production costs payable and other current liabilities	(2,230)	921
Deferred revenue	(2,045)	(340)
Gain on disposal of ROU assets	-	(97)
Net cash (used in) provided by operating activities	(6,618)	10,637
Investing activities:
Disposal of discontinued operations	-	(902)
Capital expenditures	(900)	(832)
Net cash used in investing activities	(900)	(1,734)
Financing activities:
Proceeds from issuance of common stock	-	9,436
Proceeds of government loans	-	1,196
Repayments of bank loans	-	(14,204)
Net cash used in financing activities	-	(3,572)
Effect of exchange rate changes on cash and cash equivalents	-	39
Net (decrease) increase in cash and cash equivalents	(7,518)	5,370
Cash and cash equivalents at beginning of period	17,532	12,162
Cash and cash equivalents at end of period	$10,014	$17,532

Supplemental schedule of investing and financing activities
Cash paid for interest	$-	$1,277

Non-cash investing and financing activities
Extinguishment of related party loan in exchange for sale of CTM	$-	$3,750

See accompanying notes to consolidated financial statements.

IDW HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2022 AND 2021

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Overview

IDW Media Holdings, Inc., a Delaware corporation, (“IDWMH”) together with its subsidiaries (collectively, the “Company”) is a diversified media company with operations in publishing and television entertainment. The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to IDWMH and its subsidiaries through which various businesses are conducted.

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

The Company’s fiscal year ends on October 31st. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ended October 31, 2022).

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the World. The Company is actively monitoring the COVID-19 pandemic, the restrictive measures imposed to combat its spread and their potential impact on each of its operating segments. While the Company believes that in fiscal 2022, there has been significant improvement in the impact of the pandemic and the related measures, there is uncertainty around the duration and ongoing impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, and the Company’s operations and its customers and partners may continue to be impacted.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows related to IDWP’s foreign licenses is also not determinable as of the date of these financial statements.

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

The Company’s principal business consists of the following segments:

i.	IDWP Publishing (“IDWP”), a publishing company that creates comic books, graphic novels and digital content through its imprints IDW, Top Shelf Productions and Artist’s Editions; and

ii.	IDW Entertainment (“IDWE”) a production company and studio that develops, produces, and distributes content based on IDWP’s original copyrighted intellectual property (“IP”), published in the form of comic books, graphic novels and any other forms of print publication, for a variety of formats including film and television.

Prior to February 15, 2021, the Company also owned CTM Media Group (“CTM”), a company that develops and distributes print and digital-based advertising and information advertising for tourist destinations in targeted tourist markets in 32 states / provinces in the US and Canada. On February 15, 2021 (“CTM Sale Date”), the Company consummated the sale of CTM to an assignee of Howard Jonas, the Company’s Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness the Company owed to the Company’s Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the sale (which condition was not met), and (iii) a contingent payment if CTM is sold within 36 months of the sale for more than $4.5 million (“CTM Sale”). As of July 31, 2020, CTM was reported as a discontinued operation and CTM’s operations have since been included in the consolidated financial statements as discontinued operations (See Note 16). As of October 31, 2022, the 18-month period for the contingent payment based upon recovery of quarterly revenue has lapsed and no payment is owed.

Cash and Cash Equivalents

The Company considers all highly liquid investments or debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable, Net

Trade accounts receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying consolidated statements of operations. The Company had an allowance for doubtful accounts of $0 as of October 31, 2022 and 2021.

Inventory

Inventory consists of IDWP’s graphic novels and comic books. Inventory is stated at the lower of cost or net realizable value determined by the first in, first out method.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred. Depreciation is recognized over the estimated useful lives or lease terms as follows:

Asset Category	Depreciable Life
Equipment	5 years
Furniture & fixtures	5-7 years
Computer software	1-3 years
Leasehold improvements	*

*	Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Intangible assets, which consist of licensing contracts and capitalized software, are recorded at cost, and are amortized on a straight-line basis over their contractual or estimated useful lives, whichever is shorter from 5 – 7 years.

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

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

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors and overall company financial performance. If the reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to its fair value. When the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recognized up to a maximum amount of the recorded goodwill related to the reporting unit. Goodwill impairment losses are not reversed. There was no impairment loss of goodwill for the fiscal years ended October 31, 2022 and 2021.

Television Costs

The Company capitalizes television production, participation and residual costs and amortizes them over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (“Ultimate Revenues”) for each production. If the Company’s estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if the Company’s estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For television series, Ultimate Revenues include revenues that are expected to be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode. Advertising, marketing, general and administrative costs are expensed as incurred.

Every quarter, the Company undertakes an analysis to support its content amortization expense. Critical assumptions used in determining content amortization include: (i) determining the grouping of contents (ii) the application of an ultimate revenue forecast model based on the contracts of televisions, (iii) gathering the schedules of delivered television episodes from the relative customers, (iv) calculating current period amortization, (v) assessing the accuracy of the Company’s forecasts.

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

IDWE regularly enters into agreements for the production of its television shows. The agreements provide for the rights and obligations related to the agreement including timing, delivery, and payments. IDWE capitalizes the resulting production costs under the agreements in production cost inventory as payments are made or when the products or services are delivered. Amortization of television costs during the fiscal years ended October 31, 2022 and 2021 were $1,348,000 and $5,414,000, respectively.

Variable Interest Entities

The Company, through its subsidiary IDWE has arrangements with seven special-purpose entities (“SPEs”). Some SPEs were formed for the sole purpose of providing production services of a television pilot and series in Canada, and other SPEs were formed for production and writing purposes. The SPEs are independently owned companies that are effectively controlled by IDWE and are parties to the related bank production financing arrangements. The Company has determined that SPEs are variable interest entities (“VIEs”) and that the Company is the primary beneficiary of the SPEs activities and was the obligor on the SPEs’ debt. All financial activity of the SPEs has been included in IDWE’s financial statements, which are part of these consolidated financial statements. IDWE is not obligated to provide any support to the VIE’s and therefore, there are no additional losses foreseen. The SPEs have finished all the productions and these shows have been delivered. The outstanding loans have been paid off. The carrying amounts and classification of the VIEs’ assets are presented below:

(in thousands)	October 31, 2022	October 31, 2021
Cash and cash equivalents	$126	$78

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

IDWP generates revenue primarily from the sale and licensing of comic books, graphic novels, digital content, and games through IDWP’s imprints IDW, Top Shelf, and Artist’s Editions. Revenue from the sale of comic books, graphic novels and games is recognized, net of an allowance for estimated sales returns, at the time of shipment of its comic books, graphic novels, and games by IDWP’s distributors to its customers. Licensing revenues are recognized upon execution of the agreement for such rights, and other creative revenues are recognized upon completion of services rendered on a contractual basis.

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

IDWE’s production activities included some of those provided by Canadian SPEs, and some of those productions qualified for tax credits in Canada. These credits were recorded as either revenue or reductions in production cost when the SPEs becomes entitled to the Canadian tax credits. The Canada Revenue Agency (“CRA”) has completed the audit on these productions and the related tax refunds are no longer estimates. As of October 31, 2022, the consolidated statements of operations reflect final tax refund amounts.

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

In the ordinary course of business, the Company’s reportable segments enter into transactions with one another. The most common types of intersegment transactions include IDWE obtaining rights to produce television series based on content created by IDWP. All intersegment transactions are eliminated in consolidation and, therefore, do not affect consolidated results.

Revenue Recognition When Right of Return Exists

IDWP’s book market distributors offer a right of return to retail customers with no expiration date in accordance with general industry practices. IDWP generally does not offer the right of return on the sale of comic books. Sales returns allowances represent a reserve for IDWP products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. As of October 31, 2022 and 2021, the Company’s estimated returns were $110,000 and $127,000, respectively.

Direct Cost of Revenues

Direct cost of revenues excludes depreciation and amortization expense. Direct cost of revenues for IDWP consists primarily of printing expenses and costs of artists and writers. Direct cost of revenues for IDWE consists primarily of the amortization of production costs that were capitalized during the production of the television episodes, residuals, accrued third party participation, and distribution fees directly related to revenue.

Deferred Revenue

The Company records deferred revenue upon invoicing for contracted commitments for products and services. Revenue is recognized on the date such product or service is provided or delivered in accordance with the contract.

Advertising Expense

Advertising costs are expensed as incurred, including digital and print advertisements. In fiscal 2022 and fiscal 2021, advertising expenses were approximately $363,000 and $329,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation granted to its employees in accordance with the fair value recognition provisions of ASC 718, Stock Compensation. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s vesting period or requisite service period. Compensation for stock-based awards with vesting conditions other than service are recognized at the time that those conditions are achieved. Forfeitures are recognized as they are incurred. Stock-based compensation is included in selling, general and administrative expense.

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

ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company uses the implicit rate when readily determinable. The Company’s incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The operating ROU assets also includes any lease payments made before the lease commencement date less any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. The lease agreements with lease and non-lease components are generally accounted as a single component.

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

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at major financial institutions, which often exceed Federal Deposit Insurance Corporation’s (“FDIC”) insurance limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

During fiscal years 2022 and 2021, IDWP had two significant customers, Penguin Random House (“PRH”) and Diamond Comic Distributors, Inc. (“Diamond”), that posed a concentration risk. From June 1, 2022, only PRH poses a concentration risk.

Revenues from PRH, IDWP’s non-direct market distributor and beginning June 1, 2022, IDWP’s direct market distributor, represented 37.2% and 32.8% of consolidated revenue in the fiscal years ended October 31, 2022 and 2021, respectively. The receivable balances represented 63.9% and 52.0% of consolidated receivables at October 31, 2022 and 2021, respectively.

Revenues from Diamond, which was IDWP’s direct market distributor until June 1, 2022, represented 13.6% and 32.2% of the total consolidated revenues for the fiscal years ended October 31, 2022 and 2021, respectively. The receivable balances from Diamond represented 0% and 20% of consolidated receivables at October 31, 2022 and 2021, respectively.

IDWE has two significant customers, Netflix and Fifth Season (formerly Endeavor Content LLC), that pose a concentration risk.

Revenue from Netflix, a leading streaming video subscription service, represented 25.0% and 0.5% of the total consolidated revenue in the fiscal years ended October 31, 2022 and 2021, respectively.

The receivable balances from Fifth Season represented 17.7% and 0% of consolidated receivables at October 31, 2022 and 2021, respectively.

Discontinued Operations

CTM met the criteria for discontinued operations and has been presented as such in the consolidated financial statements. In accordance with Accounting Standard Update (“ASU”) No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal is categorized as a discontinued operation if the disposal group is a component of an entity or group of components that meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

During the period in which the discontinued operation was classified as held for sale, the net loss was reclassified as a separate line item in the consolidated statement of operations. Additionally, the gain from the sale was presented as a separate line item on the consolidated statement of operations. Assets and liabilities were also separately reclassified in the consolidated balance sheet for all periods presented, prior to the sale. CTM’s assets. liabilities, and cash flows are no longer reflected on the consolidated financial statements for the periods following the CTM Sale Date. Cash flows from a discontinued operation and the continuing business are presented together without separate identification within cash flows from operating, investing, and financing activities. CTM’s depreciation, amortization, capital expenditures and significant noncash operating and investing activities for the discontinued operation are presented separately.

Revision of previously issued consolidated financial statements

During the quarter ended April 30, 2022, the Company identified errors that caused an understatement of previously reported current liabilities and accumulated deficit. Specifically, the error related to the lack of accrual for certain actor residuals related to Wynonna Earp incurred in 2016 and 2017. The correction of these errors increased accrued expenses and accumulated deficit each by $589,000 as of October 31, 2021 and increased accumulated deficit by $589,000 as of October 31, 2020. This error had no impact on net loss, loss per share, or net cash provided by operating activities for the years ended October 31, 2021 and 2020.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact was not material to any of the Company’s previously issued financial statements.

The following table presents a summary of the impact by financial statement line item of the corrections as of October 31, 2021 and 2020:

	As of October 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Accrued Expenses	$3,197	$589	$3,786
Total current liabilities	$8,741	$589	$9,330
Total liabilities	$8,761	$589	$9,350

Accumulated deficit	$(80,114)	$(589)	$(80,703)
Total stockholders’ equity	$22,637	$(589)	$22,048

	As of October 31, 2020
(in thousands)	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Accumulated deficit	$(91,996)	$(589)	$(92,585)
Total stockholders’ equity	$18,225	$(589)	$17,636

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

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements or the amount of allowance against any previously recognized benefit. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability (See Note 14).

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

At October 31, 2022 and 2021, the carrying value of the Company’s current assets of trade accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued expenses, production costs payable, deferred revenue, and operating lease obligations approximated fair value because of the short period of time to maturity. At October 31, 2022 and 2021, the carrying value of the long-term portion of the Company’s operating lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recently Issued Accounting Pronouncements Adopted

In March 2019, the FASB issued ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials. ASU No. 2019-02 aligns the accounting for production costs of episodic television series with the accounting for production costs of films. It also requires an entity to test a film or license agreement within the scope of Subtopic 920-350 for impairment at the film group level, when the film or license agreement is predominantly monetized with other films and/or license agreements. The Company adopted this ASU on November 1, 2020 and applied its provisions prospectively. In connection with this adoption the Company has evaluated this guidance and determined that there were impairments (see Note 11) from substantively abandoned television costs which materially impacted the consolidated financial statements for the year ended October 31, 2021. These costs were recorded in direct cost of revenues.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of ASU No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in ASU No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intra-period tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. The Company adopted the ASU on November 1, 2021, and adoption did not materially affect its consolidated financial statements.

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

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new guidance becomes effective for fiscal years beginning after December 15, 2022, though early adoption is permitted. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on November 1, 2023. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Note 2—Loss Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share except that the number of shares is increased to include additional shares that would have been outstanding had the potentially dilutive shares been issued and reduced by the number of shares the Company could have repurchased with proceeds from issuance of potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company excluded 1,154,136 and 85,999 shares of unvested restricted Class B common stock, options to purchase 996,357 and 302,737 shares of Class B common stock and warrants to purchase 187,579 and 187,579 shares of Class B common stock from the calculation of diluted loss per share for the fiscal years ended October 31, 2022 and 2021, respectively, as the effect would have been anti-dilutive. Therefore, basic and diluted (loss) earnings per share are the same for the fiscal years ended October 31, 2022 and 2021.

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

On July 14, 2021, the number authorized shares of the Company’s Class B common stock was increased from 12,000,000 to 20,000,000.

On December 31, 2020, 6,710 shares of Class B common stock were issued to the Company’s Chairman, for payment of interest on the loan agreement related to the related party loan that was paid off as of as part of the sale of CTM on February 15, 2021 (see Note 16).

Voting Privileges and Protective Features

Each holder of outstanding shares of Class B common stock is entitled to cast the number of votes equal to one tenth of the whole shares of Class B common stock held by such holder. Each holder of outstanding shares of Class C common stock is entitled to cast the number of votes equal to three times the whole shares of Class C common stock held by such holder. Each series of preferred stock, if any, are designated and issued, will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Company’s Board of Directors, which may include, among others, dividends, voting rights, and liquidation preferences.

Warrants

Detailed below are outstanding warrants issued to the Company’s Chairman associated with the two loans made by the Chairman to the Company, which have subsequently been repaid. The exercise price and expiration of these warrants were amended on March 29, 2022. The 98,336 shares had an original exercise price of $26.44 and were set to expire on March 30, 2022. The 89,243 shares had an original exercise price of $42.02. No additional compensation cost was incurred from the modification.

Number of Shares	Type of Share	Exercise Price	Expiration
98,336	Class B common stock	$1.94	August 21, 2023
89,243	Class B common stock	$1.94	August 21, 2023

Note 4—Stock Based Compensation

2019 Stock Option and Incentive Plan

On March 14, 2019, the Company’s Board of Directors adopted the 2019 IDW Stock Option and Incentive Plan (“2019 Incentive Plan”) to provide incentives to executive officers, employees, directors, and consultants of the Company and/or its subsidiaries and reserved 300,000 shares of Class B common stock for the grant of awards under the 2019 Incentive Plan, subject to adjustment.  Incentives available under the 2019 Incentive Plan may include stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, and deferred stock units. On July 13, 2020, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 450,000, subject to adjustment.  On March 11, 2021, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 700,000, subject to adjustment. On November 8, 2021, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 1,350,000. The increase was approved on April 5, 2022 at the Company’s 2022 Annual Meeting of Stockholders. On January 13, 2022, the Board of Directors of the Company increased the number of shares of Class B common stock reserved for the grant of awards under the 2019 Incentive Plan to 2,550,000. The increase was approved on April 5, 2022 at the Company’s 2022 Annual Meeting of Stockholders. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on 3 years of continuous service and have 10-year contractual terms. As of October 31, 2022, 287,795 shares remained available to be awarded under the 2019 Incentive Plan.

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

	October 31, 2022	October 31, 2021
Expected volatility	72.2%-72.7%	71.6%-72.1%
Dividend yield	-	-
Risk-free interest	1.34%-3.10%	1.01%-1.68%
Expected Life (years)	10	10

The following table summarizes stock option activity during the year ended October 31, 2022.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2021	302,737	$5.69	7.81	$-
Granted	768,620	2.33	9.19	-
Exercised	-	-	-	-
Cancelled / Forfeited	(75,000)	5.21	-	-
Outstanding at October 31, 2022	996,357	$3.13	8.88	$-
Exercisable at October 31, 2022	299,282	$4.76	8.24	$-

The weighted-average grant-date fair value of options granted during the fiscal years ended October 31, 2022 and 2021 was $1.35 and $1.93, respectively.

At October 31, 2022, unamortized stock compensation for stock options was $890,000, with a weighted average recognition period of 2.8 years.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2021	85,999	$4.68
Granted	1,116,568	1.81
Vested	(46,931)	4.14
Cancelled / Forfeited	(1,500)	4.88
Non-vested shares at October 31, 2022	1,154,136	$1.93

On January 5, 2022, 11,596 restricted shares of the Company’s Class B common stock were issued to members of the Company’s Board of Directors which vested immediately upon grant.

On April 1, 2022, 1,500 shares were cancelled in connection with the termination of a non-employee’s services for the Company.

On April 5, 2022, 1,104,972 restricted shares of the Company’s Class B common stock were issued to the Company’s Chairman in and have a vesting period of 5 years. These shares were issued in lieu of cash compensation for his employment services over the vesting period.

At October 31, 2022, there was $1,948,000 of total unrecognized compensation cost related to non-vested restricted shares stock-based compensation arrangements, which is expected to be recognized over the next 4.5 years.

Non-cash compensation for stock options and restricted stock issued to employees and non-employees included in selling, general and administrative expenses for continuing operations was $745,000 and $329,000 in the fiscal years ended October 31, 2022 and 2021, respectively.

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

Operating results and assets for the business segments of the Company are as follows:

(in thousands)	IDWP	IDWE(a)	CTM	IDWMH(b)	Total
			(discontinued operations)	(unallocated overhead)
Fiscal year ended October 31, 2022
Revenues	$25,839	$10,255	$-	$-	$36,094
(Loss) income from operations	(1,897)	3,149	-	(1,937)	(685)
Net (loss) income	(1,908)	3,164	-	(2,004)	(748)
Fiscal year ended October 31, 2021
Revenues	$25,284	$7,141	$-	$-	$32,425
Loss from operations	(770)	(6,690)	-	(1,225)	(8,685)
Loss from discontinued operations, net	-	-	(1,281)	-	(1,281)
Net (loss) income	(770)	(6,582)	(1,281)	3,241	(5,392)

(a)	IDWE includes Thought Bubble LLC and Word Balloon LLC which consist of only television costs.

(b)	The parent company, IDWMH, reported net income in the fiscal year ended October 31, 2021 as a result of PPP loan forgiveness and the sale of CTM.

Total Assets

At October 31, 2022 total assets were $13,650,000 at IDWP, $3,663,000 at IDWE, and $10,628,000 at IDWMH.

At October 31, 2021 total assets were $14,216,000 at IDWP, $2,998,000 at IDWE, and $14,184,000 at IDWMH.

Note 6—Trade Accounts Receivable and Deferred Revenue

Trade accounts receivable consists of the following:

(in thousands)	October 31, 2022	October 31, 2021
Trade accounts receivable	$6,558	$5,558
Less allowance for sales returns	(110)	(127)
Trade accounts receivable, net	$6,448	$5,431

Changes in deferred revenue consist of the following:

(in thousands)	October 31, 2022	October 31, 2021
Beginning Balance	$2,045	$2,385
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(2,045)	(543)
Increases due to invoicing prior to satisfaction of performance obligations	-	226
Return of previously collected funds	-	(23)
Ending Balance	$-	$2,045

Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria under ASC 606. Generally, the remaining performance obligations will be satisfied within twelve months after prepayment. During the fiscal years ended October 31, 2022 and 2021, significant changes in the deferred revenue balances were the result of revenue recognized and net cash received related to direct-to-consumer games campaigns.

Note 7— Inventory

Inventory consists of the following:

(in thousands)	October 31, 2022	October 31, 2021
Work in progress	$454	$495
Finished goods	3,831	2,595
Total	$4,285	$3,090

Note 8—Prepaid Expenses and other current assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	October 31, 2022	October 31, 2021
Royalties and deposits	$1,242	$1,215
Insurance	672	225
Games printing	104	703
Employer retention credit receivable (see Note 15)	436	-
Other prepaids	260	127
Total	$2,714	$2,270

Note 9—Property and Equipment

Property and equipment consist of the following:

(in thousands)	October 31, 2022	October 31, 2021
Equipment	$521	$557
Furniture and Fixtures	310	106
Leasehold improvements	169	827
Computer software	24	24
Total	1,024	1,514
Less accumulated depreciation	(299)	(1,167)
Property and equipment, net	$725	$347

Depreciation expense totaled $190,000 and $201,000 for fiscal years ended October 31, 2022 and 2021, respectively. During the fiscal year ended October 31, 2022, the Company disposed of leasehold improvements, computers, furniture, and other equipment as a result of the office relocations and the expiration of the warehouse lease, resulting in the removal of $1,073,000 from gross property and equipment and $1,059,000 from accumulated depreciation.

Note 10—Intangible Assets

Intangible assets consist of the following:

(in thousands)	Amortization Period	October 31, 2022	October 31, 2021
Licensing contracts	7 years	$893	$893
Software	5 years	769	-
Total amortized intangible assets		1,662	893
Database development costs		235	672
Total in-process intangible assets		235	672
Less accumulated depreciation		(1,038)	(886)
Intangible assets, net		$859	$679

Amortization expense totaled $152,000 and $45,000 for the fiscal years ended October 31, 2022 and 2021, respectively.

As of October 31, 2022, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows (excludes in process intangible assets):

(in thousands)
Fiscal years ending October 31:
2023	156
2024	156
2025	156
2026	156
2027 and thereafter	-
Total	$624

Note 11—Television costs and amortization

Television costs consist of the following:

(in thousands)	October 31, 2022	October 31, 2021
In-production	$-	$-
In-development	1,486	1,487
Total	$1,486	$1,487

(in thousands)	October 31, 2022	October 31, 2021
Television cost amortization	$1,348	$5,414
Television cost impairments	277	2,216
Total	$1,625	$7,630

Amortization expense for television costs is expected to be approximately $0 over the next twelve months ending October 31, 2023. The impairments in the fiscal year ended October 31, 2022 were due to management’s periodic assessment of in-development projects resulting in write-offs of costs for projects that have expired or are no longer being pursued. The impairment in the fiscal year ended October 31, 2021 relates to the adoption of ASU 2019-02 (See Note 1).

Note 12—Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	October 31, 2022	October 31, 2021
Royalties	$813	$1,410
Residuals	65	709
Payroll, bonus, accrued vacation and payroll taxes	1,623	1,304
Executive producing fees	325	-
Printing	173	21
Other	354	342
Total	$3,353	$3,786

Note 13—Commitments

Lease Commitments

The Company has various lease agreements with remaining terms up to 4.75 years, including leases of office space and equipment. Some leases include options to purchase, terminate or extend for one or more years. These extension options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered thereafter.

On April 5, 2022, the Company entered into an operating lease for 3,334 square feet of general office space at 2355 Northside Drive, Suite 140, San Diego, CA pursuant to a 39-month lease that commenced on June 1, 2022. The Company pays rent of $126,000 annually, subject to annual escalations of 3%.

On June 27, 2022, the Company entered into an operating lease for 4,734 square feet of general office space at 14144 Ventura Blvd, Suite 210, Sherman Oaks, CA pursuant to a 60-month lease that commenced on August 1, 2022. The Company pays rent of $174,000 annually, subject to annual escalations of 3%.

The Company’s weighted-average remaining lease term relating to its operating leases is 4.05 years, with a weighted-average discount rate of 5.73% as of October 31, 2022.

The Company recognized lease expense for its operating leases of $423,000 and $500,000 for the fiscal years ended October 31, 2022 and 2021, respectively. The cash paid under operating leases was $457,000 and $594,000 for the fiscal years ended October 31, 2022 and 2021, respectively.

At October 31, 2022, the Company had a right-of-use-asset related to operating leases of $2,028,000 and accumulated amortization related to operating leases of $871,000, both of which are included as a component of right-of-use assets. At October 31, 2021, the Company had a right-of-use-asset related to operating leases of $1,037,000 and accumulated amortization related to operating leases of $735,000.

As of October 31, 2022, future minimum lease payments required under operating leases are as follows:

Maturity of Lease Liability (in thousands)	Total
Fiscal years ending October 31:
2023	$340
2024	342
2025	320
2026	191
Thereafter	146
Total minimum lease payments	1,339
Less: imputed interest	(150)
Present value of future minimum lease payments	$1,189

Note 14—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

Fiscal year Ended October 31 (in thousands)	2022	2021
Deferred tax assets:
Accrued expenses	$348	$231
Exercise of stock options and lapsing of restrictions on restricted stock	1,629	1,453
Impairment	-	391
Amortization	895	1,791
Net operating loss	16,143	15,004
Total deferred tax assets	19,015	18,870
Valuation allowance	(19,015)	(18,870)
Net Deferred Tax Assets	$-	$-

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Fiscal year ended October 31 (in thousands)	2022	2021
U.S. federal income tax at statutory rate	$(167)	$(865)
Change in valuation allowance	145	1,875
State and local income tax, net of federal benefit	(56)	(512)
Tax law change	-	(502)
Non-deductible expenses	-	4
Other	78	-
(Benefit from) provision for income taxes	$-	$-

At October 31, 2022, the Company had federal net operating loss carryforwards of approximately $58 million. These carry-forward losses are available to offset future U.S. federal taxable income. The pre-fiscal year 2019 net operating loss carryforwards will start to expire in fiscal 2030 and post-fiscal year 2019 losses of $50 million will not expire.

The change in the valuation allowance in fiscal 2022 was as follows:

(in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Reserves deducted from deferred income taxes, net:
Valuation allowance	$18,870	$223	$(78)	$19,015

At October 31, 2022, the Company performed an analysis of its deferred tax assets and determined that it is not more likely than not that they will be utilized and has established a valuation allowance against the asset.

At October 31, 2022 and 2021, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2022 and fiscal 2021. At October 31, 2022, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2022 and fiscal 2021, the Company did not record any interest and penalties on income taxes. At October 31, 2022 and 2021, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2019 to fiscal 2022, state and local tax returns generally for fiscal 2019 to fiscal 2022.

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

The Company qualifies for the tax credit under the CARES Act. During the fiscal year ended October 31, 2022, the Company recognized an ERC for qualified wages paid between January 1, 2021 and March 31, 2021 of $564,000 as an offset to payroll tax expenses within selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company received $128,000 of the refund in cash in the third quarter of fiscal 2022. As of October 31, 2022, the Company has a $436,000 receivable balance for unsettled ERCs within prepaid expenses and other current assets on its consolidated balance sheet.

We accounted for the employee retention credit by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS). Under an IAS 20 analogy, a business entity would recognize the credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant/ tax credit is intended to compensate when there is reasonable assurance, and it is probable that the entity will comply with any conditions attached to the grant and the grant/tax credit will be received.

Note 16—Discontinued Operations

As a result of the economic downturn related to the outbreak of the COVID-19 virus, and the impact it had on small businesses in the tourist markets, the Company decided to make a strategic shift to dispose of CTM and to focus on its entertainment and publishing businesses.

On February 15, 2021, pursuant to a sales and purchase agreement (“SPA”) dated as of July 14, 2020 IDWMH sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by IDWMH to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date   (which condition was not met), and (iii) a contingent payment if CTM is sold within 36 months of the CTM Sale Date for more than $4.5 million. As of October 31, 2022, the 18-month period for the contingent payment based upon recovery of quarterly revenue has lapsed and no payment is owed. Prior to executing the SPA, the Company obtained a third-party’s valuation of CTM and a fairness opinion that stated the consideration being received by the Company in the CTM Sale was fair. In addition to the Company’s Board of Directors approving the CTM Sale, the Audit Committee of the Board of Directors, which is comprised entirely of independent directors, approved the CTM Sale in compliance with the Company’s Statement of Policy with respect to Related Person Transactions. The CTM Sale was also approved by (1) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock and (2) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock not held by the Chairman or immediate family members of the Chairman, including, without limitation, trusts or other vehicles for the benefit of any of such immediate family members or entities under the control of such persons.  On December 15, 2020, the right, title, and interest to the SPA were assigned to The Brochure Distribution Trust, a South Dakota trust. Since the closing of the CTM Sale, the Company has not had any significant continuing involvement with CTM.

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

The consolidated statements of operations include the following results related to CTM discontinued operations:

Results of discontinued operations
(in thousands)	Fiscal year ended, October 31, 2021
Revenue	$1,427
Direct cost of revenue	946
Selling, general and administrative	1,650
Depreciation and amortization	295
Bad Debt	(109)
Total costs and expenses	2,782
Loss from operations	(1,355)
Interest expense, net	6
Other income (expense), net	68
Loss before income taxes	(1,281)
(Provision for) benefit from income taxes	-
Net loss	$(1,281)

CTM’s depreciation and amortization, capital expenditures and notable activities for the discontinued operation include:

(in thousands)	Fiscal year ended, October 31, 2021
Depreciation and amortization	$188
Amortization of finance lease	108
Amortization of right-of-use assets	282
Capital expenditure	(22)
Gain on extinguishment of PPP loan	(68)

During the fiscal year ended October 31, 2022, there was no activity in the consolidated statement of operations and consolidated statement of cash flows related to CTM.

Note 17—Labor Agreements

IDWE produces its television shows utilizing primarily union-based employees, whether through SPEs or through independent production companies. Those unions represent employees that are subject to collective bargaining agreements and IDWE’s costs and scheduling of production are subject to those agreements.

Note 18—Related Party Transactions

In conjunction with two loans made by the Chairman to the Company, which have been subsequently repaid, the Company issued the Chairman warrants to purchase up to 98,336 and 89,243 shares of the Company’s Class B common stock at a price of $26.44 and $42.02, respectively, with an original expiration date of March 30, 2022 and August 21, 2023, respectively. On March 29, 2022, the exercise price of these warrants was amended to $1.94 and the expiration date for the 98,336 was amended to August 21, 2023. No additional compensation cost was incurred from the modification.

On February 15, 2021, pursuant to a SPA dated as of July 14, 2020, IDWMH sold all of the stock of CTM to an assignee of the Chairman in exchange for (i) the cancelation of $3.75 million of indebtedness owed by IDWMH to the Chairman’s designee, (ii) a contingent payment of up to $3.25 million based upon a recovery of quarterly revenues of CTM to 90% of its fiscal 2019 levels during the 18-month period following the CTM Sale Date (which condition was not met), and (iii) a contingent payment if CTM is sold within 36 months the CTM Sale Date for more than $4.5 million. As of October 31, 2022, the 18-month period for the contingent payment based upon recovery of quarterly revenue has lapsed and no payment is owed. Prior to executing the SPA, the Company obtained a third-party’s valuation of CTM and a fairness opinion that stated the consideration being received by the Company in the CTM Sale was fair. In addition to the Company’s Board of Directors approving the CTM Sale, the Audit Committee of the Board of Directors, which is comprised entirely of independent directors, approved the CTM Sale in compliance with the Company’s Statement of Policy with respect to Related Person Transactions. The CTM Sale was also approved by (1) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock and (2) stockholders representing a majority of the combined voting power of the Company’s outstanding capital stock not held by the Chairman or immediate family members of the Chairman, including, without limitation, trusts or other vehicles for the benefit of any of such immediate family members or entities under the control of such persons.  On December 15, 2020, the right, title, and interest to the SPA were assigned to The Brochure Distribution Trust, a South Dakota trust. Since the closing of the CTM Sale, the Company has not had any significant continuing involvement with CTM.

As of July 31, 2020, CTM was reported as a discontinued operation and  CTM’s operations have since been included in the consolidated financial statements as discontinued operations. On February 15, 2021, the Company closed the CTM Sale. The loan of $3,750,000 was forgiven in part of the sale and the Company recorded a gain of $2,123,219 based on CTM’s net asset value as of the CTM Sale Date.

The Company obtained its insurance coverage from ARC Excess & Surplus, LLC (“ARC”) in which Mason and Company Consulting, LLC (“Mason and Co.”) acted as the outside independent broker. Mason and Co. is owned by a family member of the Company’s Chairman and principal stockholder. The Company paid ARC for the insurance coverage and Mason and Co. received a commission from ARC in the amount of $36,000 in fiscal 2022.

The Company leases office space and receives consulting services from an affiliate of the Company’s Chairman and principal stockholder. The Company incurred $47,000 and $71,000 of expenses for these services in the fiscal years ended October 31, 2022 and 2021, respectively. As of October 31, 2022 and 2021, the Company was owed $7,000 and $18,000 by the affiliate, respectively.

Note 19—Defined Contribution Plans

The Company has a 401(k) Plan that is available to all its employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute a portion of their salary with no minimum deferred required, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately into the participant’s account. The Plan provides for safe harbor matching contributions, which vest immediately, whereby the Company matches a percentage of employee 401(k) contributions, based on maximum employee deferral rates of calendar year W-2 compensation, as defined in the plans. Funds are added to accounts of employees that are actively employed in a given calendar year, as defined. The company’s match is subject to change at the company’s discretion on a yearly basis.

The Company contributed approximately $228,000 and $117,000 for the fiscal years ended October 31, 2022 and 2021, respectively.

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

The Company’s participation in these plans for the fiscal years ended October 31, 2022 and October 31, 2021 is outlined in the following table. The latest information provided by the multi-employer plan is for the plan year 2021 from January 1, 2021 to December 31, 2021. The Plan Protection Act (“PPA”) zone status column ranks the funded status of multiemployer pension plans depending upon a plan’s current and projected funding. The zone status is based on information that the Company received from the plan. Among other factors, the plan is in the Red Zone (Critical) if it has a current funded percentage less than 65%. A plan is in the Yellow Zone (Endangered) or Orange Zone (Seriously Endangered) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. The Funding Improvement Plan (“FIP”)/Rehabilitation Plan (“RP”) status column indicates plans for which a FIP or RP is either pending or in place.

The following table contains information about the Company’s multiemployer pension plans for the fiscal years ended October 31, 2022 and 2021.

Producer-Writer Guild of America Pension Plan

Expiration date of Collective Bargaining Agreement	NA
Employer Identification Number	95-2216351
Plan Number	001
PPA Status 2022	NA
PPA Status 2021	Green
FIP/RP Status Pending/Implemented	NA
Company’s Contributions 2022	$37,411
Company’s Contribution 2021	$26,704
Company Contributions > 5% 2022	NA
Company Contributions > 5% 2021	No
Plan’s year-end	Dec 31/2021

The Company currently has no intention of withdrawing from any of the multiemployer pension plans in which they participate.

Note 20—Subsequent events

The Company has evaluated subsequent events through January 19, 2023, the date on which the consolidated financial statements were available to be issued. There were no material subsequent events that require recognition or additional disclosures in these consolidated financial statements.