Form 10-Q
period 2023-01-31
IDW MEDIA HOLDINGS, INC.
filed 2023-03-15
CIK 1463833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of March 15, 2023 was:

Class B common stock, par value $0.01 per share:	13,582,431 shares (excluding 519,360 treasury shares)
Class C common stock, par value $0.01 per share:	545,360 shares

IDW MEDIA HOLDINGS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	January 31, 2023 (unaudited)	October 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,328	$10,014
Trade accounts receivable, net	5,661	6,448
Inventory	4,218	4,285
Prepaid expenses and other current assets	2,395	2,714
Total current assets	21,602	23,461
Non-current assets
Property and equipment, net	687	725
Right-of-use assets, net	1,088	1,157
Intangible assets, net	731	859
Goodwill	199	199
Television costs, net	1,536	1,486
Other assets	54	54
Total assets	$25,897	$27,941
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,729	$1,321
Accrued expenses	2,710	3,353
Production costs payable	-	33
Deferred revenue	42	-
Operating lease obligations – current portion	284	278
Total current liabilities	4,765	4,985
Non-current liabilities
Operating lease obligations – long term portion	837	911
Total liabilities	$5,602	$5,896
Stockholders’ equity (see Note 3):
Preferred stock, $.01 par value; authorized shares – 500; no shares issued at January 31, 2023 and October 31, 2022	-	-
Class B common stock, $0.01 par value; authorized shares – 20,000; 14,101 and 14,053 shares issued and 13,582 and 13,534 shares outstanding at January 31, 2023 and October 31, 2022, respectively	134	134
Class C common stock, $0.01 par value; authorized shares – 2,500; 545 shares issued and outstanding at January 31, 2023 and October 31, 2022	5	5
Additional paid-in capital	104,801	104,553
Accumulated deficit	(83,449)	(81,451)
Treasury stock, at cost, consisting of 519 shares of Class B common stock at January 31, 2023 and October 31, 2022	(1,196)	(1,196)
Total stockholders’ equity	20,295	22,045
Total liabilities and stockholders’ equity	$25,897	$27,941

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(in thousands, except per share data)	January 31, 2023	January 31, 2022

Revenues	$6,593	$11,849

Costs and expenses:
Direct cost of revenues	3,448	4,790
Selling, general and administrative	4,933	4,992
Depreciation and amortization	202	83
Total costs and expenses	8,583	9,865
(Loss) income from operations	(1,990)	1,984

Interest income (expense), net	28	(10)
Other (expense) income, net	(36)	15
Net (loss) income	$(1,998)	$1,989

Basic and diluted net (loss) income per share (see Note 2):
Net loss (income)	$(0.15)	$0.15

Weighted-average number of shares used in the calculation of basic and diluted (loss) income per share:	12,932	12,858

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

Three Months Ended January 31, 2023 and 2022

(Unaudited)

	Class B Common Stock		Class C Common Stock		Additional		Treasury Stock, at Cost		Total
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Stockholders’ Equity
Balance October 31, 2022	14,053	$134	545	$5	$104,553	$(81,451)	519	$(1,196)	$22,045
Stock based compensation	-	-	-	-	248	-	-	-	248
Issuance of restricted stock	48	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,998)	-	-	(1,998)
Balance January 31, 2023	14,101	$134	545	$5	$104,801	$(83,449)	519	$(1,196)	$20,295

Balance October 31, 2021	12,938	$123	545	$5	$103,819	$(80,703)	519	$(1,196)	$22,048
Stock based compensation	-	-	-	-	144	-	-	-	144
Issuance of restricted stock	12	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	1,989	-	-	1,989
Balance January 31, 2022	12,950	$123	545	$5	$103,963	$(78,714)	519	$(1,196)	$24,181

See accompanying notes to condensed consolidated financial statements.

IDW MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in thousands)	January 31, 2023	January 31, 2022
Operating activities:
Net (loss) income	$(1,998)	$1,989
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of television costs	(166)	999
Depreciation and amortization	202	83
Loss on disposal of property and equipment	36	-
Bad debt expense	13	-
Stock based compensation	248	144
Amortization of right-of-use asset	69	121
Changes in operating assets and liabilities:
Trade accounts receivable	774	1,442
Inventory	67	168
Prepaid expenses and other assets	319	492
Television costs	116	(1,101)
Operating lease liability	(68)	(154)
Trade accounts payable, accrued expenses, production costs payable and other current liabilities	(268)	(2,534)
Deferred revenue	42	(1,980)
Net cash used in operating activities	(614)	(331)
Investing activities:
Capital expenditures	(72)	(204)
Net cash used in investing activities	(72)	(204)
Financing activities:
Net cash used in financing activities	-	-
Net decrease in cash and cash equivalents	(686)	(535)
Cash and cash equivalents at beginning of period	10,014	17,532
Cash and cash equivalents at end of period	$9,328	$16,997

See accompanying notes to condensed consolidated financial statements.

IDW HOLDINGS, INC.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto also included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All amounts in these condensed consolidated financial statements and notes to the condensed consolidated financial statements are reflected on a consolidated basis for all periods presented.

The Company’s fiscal year ends on October 31st. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ended October 31, 2022).

Reclassification of prior year presentation

Certain prior year balances have been reclassified to conform to the current year’s presentation. Amortization of television costs, were previously netted against the change in television costs, are disclosed separately on the Condensed Consolidated Statement of Cash Flows. Such reclassifications had no effect on net income (loss).

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the World. The Company is actively monitoring the COVID-19 pandemic, the restrictive measures imposed to combat its spread and their potential impact on each of its operating segments. While the Company believes that in fiscal 2022 and through the first quarter of fiscal 2023, there has been significant improvement in the impact of the pandemic and the related measures, there is uncertainty around the duration and ongoing impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, and the Company’s operations and its customers and partners may continue to be impacted.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows related to IDW Publishing’s foreign licenses is also not determinable as of the date of these financial statements.

On March 10, 2023, Silicon Valley Bank (“SVB”) was shut down, followed on March 11, 2023 by Signature Bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for those banks. Since that time, there have been reports of instability at other U.S. banks, including First Republic. The Company maintains an account at First Republic and certain customers make payments to the Company via that account, although the Company does not generally maintain significant deposits in that account beyond the short term. If First Republic were to fail, we may not be able to access the payments made by those of our customers who make payments via that account on a timely basis, if at all. Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, could include failures of other financial institutions to which we face direct or more significant exposure, and may lead to significant disruptions to our operations, financial position, and reputation.  The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified.  We are taking steps to identify any potential impact and minimize any disruptions to our operations.  However, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on U.S. financial institutions.

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

ii.	IDW Entertainment (“IDWE”) is a production company and studio that develops, produces, and distributes content based on IDWP’s original copyrighted intellectual property (“IP”), published in the form of comic books, graphic novels and any other forms of print publication, for a variety of formats including film and television.

Allowance for Doubtful Accounts

Trade accounts receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company had an allowance for doubtful accounts of $0 as of January 31, 2023 and October 31, 2022.

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

IDWE regularly enters into agreements for the production of its television shows. The agreements provide for the rights and obligations related to the agreement including timing, delivery, and payments. IDWE capitalizes the resulting production costs under the agreements in production cost inventory as payments are made or when the products or services are delivered. Amortization of television costs during the three months ended January 31, 2023 and 2022 were a recoupment of $166,000 and amortization of $999,000, respectively.

Variable Interest Entities

The Company, through its subsidiary IDWE has arrangements with seven special-purpose entities (“SPEs”). Some SPEs were formed for the sole purpose of providing production services of a television pilot and series in Canada, and other SPEs were formed for production and writing purposes. The SPEs are independently owned companies that are effectively controlled by IDWE and are parties to the related bank production financing arrangements. The Company has determined that SPEs are variable interest entities (“VIEs”) and that the Company is the primary beneficiary of the SPEs activities and was the obligor on the SPEs’ debt. All financial activity of the SPEs has been included in IDWE’s financial statements, which are part of these condensed consolidated financial statements. IDWE is not obligated to provide any support to the VIE’s and therefore, there are no additional losses foreseen. The SPEs have finished all the productions and these shows have been delivered. All outstanding loans and other obligations have been paid off and all bank accounts have been closed. The carrying amounts and classification of the VIEs’ assets are presented below:

(in thousands)	January 31, 2023	October 31, 2022
Cash and cash equivalents	$-	$126

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

IDWP generates revenue primarily from the sale and licensing of comic books, graphic novels, digital content, and games through IDWP’s imprints IDW, Top Shelf, and Artist’s Editions. Revenue from direct market and book market sales of comic books and graphic novels is recognized, net of an allowance for estimated sales returns, at the later of the time of the On Sale Date (“OSD”) or shipment by IDWP’s distributors to the distributors’ customers. Revenue from direct-to-consumer sales of comic books, graphic novels, and games is recognized at the later of the OSD or shipment from the printer or third-party logistics warehouse to the customer. Licensing revenues are recognized upon execution of the agreement for such rights, and other creative revenues are recognized upon completion of services rendered on a contractual basis.

IDWE generates revenue primarily from the licensing and distribution of content across various platforms and formats to audiences globally including television series and films. IDWE’s revenue is recognized when the content promised in an executed contract is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the content. Revenue is also generated from serving as a co-studio and executive producer of content across various platforms and formats to audiences globally including television series and films. This revenue is recognized when the services promised in the contract are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the services. IDWE also earns revenue from the sale of the option to purchase the media rights for IDWP properties to studios and streamers. This revenue is recognized when the goods promised in the contract are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods.

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

IDWE’s production activities included some of those provided by Canadian SPEs, and some of those productions qualified for tax credits in Canada. These credits were recorded as either revenue or reductions in production cost when the SPEs become entitled to the Canadian tax credits. The Canada Revenue Agency (“CRA”) has completed the audit on these productions and the related final tax refunds have been reflected in the Company’s condensed consolidated statement of operations in the periods they were received.

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

Revenue Recognition When Right of Return Exists

IDWP’s books market distributor offers a right of return to retail customers with no expiration date in accordance with general industry practices. IDWP generally does not offer the right of return on the sale of comic books. Sales returns allowances represent a reserve for IDWP products that may be returned due to dating, competition or other marketing matters, or certain destruction in the field. Sales returns are generally estimated and recorded based on historical sales and returns experience and current trends that are expected to continue. As of January 31, 2023 and October 31, 2022, the Company’s estimated returns were $89,000 and $110,000, respectively.

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

Concentration Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company holds cash and cash equivalents at major financial institutions, which often exceed Federal Deposit Insurance Corporation’s insurance limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

IDWP has three significant customers, Penguin Random House (“PRH”), Scholastic Inc. (“Scholastic”), and, for periods prior to June 2022, Diamond Comic Distributors, Inc. (“Diamond”), that pose a concentration risk.

Revenues from PRH, IDWP’s book market distributor and, beginning June 1, 2022, IDWP’s direct market distributor, represented 70.1% and 21.7% of condensed consolidated revenue for the three months ended January 31, 2023 and 2022, respectively. The receivable balances represented 65.0% and 63.9% of condensed consolidated receivables at January 31, 2023 and October 31, 2022, respectively.

Revenues from Scholastic, a leading distributor of children’s books, represented 12.0% and 1.6% of condensed consolidated revenue for the three months ended January 31, 2023 and 2022, respectively.

Revenues from Diamond, which was IDWP’s direct market distributor until June 1, 2022, represented 0% and 15.0% of condensed consolidated revenue for the three months ended January 31, 2023 and 2022, respectively.

IDWE has two significant customers, Netflix and Fifth Season (formerly Endeavor Content LLC), that pose a concentration risk.

Revenue from Netflix, a leading streaming video subscription service, represented 0% and 35.4% of condensed consolidated revenue for the three months ended January 31, 2023 and 2022, respectively.

The receivable balances from Fifth Season represented 15.3% and 17.7% of condensed consolidated receivables at January 31, 2023 and October 31, 2022, respectively.

Revision of previously issued consolidated financial statements

During the quarter ended April 30, 2022, the Company identified errors that caused an understatement of previously reported current liabilities and accumulated deficit. Specifically, the error related to the lack of accrual for certain actor residuals related to Wynonna Earp incurred in 2016 and 2017. The correction of these errors increased accumulated deficit by $589,000 as of October 31, 2021. This error had no impact on net loss, loss per share, or net cash provided by operating activities for the year ended October 31, 2021.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact was not material to any of the Company’s previously issued financial statements.

The following table presents a summary of the impact by financial statement line item of the corrections as of October 31, 2021:

	As of October 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Accumulated deficit	$(80,114)	$(589)	$(80,703)
Total stockholders’ equity	$22,637	$(589)	$22,048

Commitments and Contingencies

The Company accrues for loss contingencies when both (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred. Gain contingencies are not recorded until they are realized.

Recently Issued Accounting Pronouncements Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. Early application of the amendment is permitted. The Company adopted the ASU on May 1, 2022 and applied its provisions prospectively. In connection with this adoption the Company increased its disclosures with respect to government assistance beginning in the third quarter of fiscal year 2022 (See Note 14).

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new guidance becomes effective for fiscal years beginning after December 15, 2022, though early adoption is permitted. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on November 1, 2023. The Company is evaluating the impact that the new standard will have on its condensed consolidated financial statements.

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

Note 2—(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share except that the number of shares is increased to include additional shares that would have been outstanding had the potentially dilutive shares been issued and reduced by the number of shares the Company could have repurchased with proceeds from issuance of potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. The Company excluded 1,177,303 and 77,665 shares of unvested restricted Class B common stock, options to purchase 996,357 and 930,959 shares of Class B common stock and warrants to purchase 187,579 and 187,579 shares of Class B common stock from the calculation of diluted (loss) earnings per share for the three months ended January 31, 2023 and 2022, respectively, as the effect would have been anti-dilutive. Therefore, basic and diluted (loss) earnings per share are the same for the three months ended January 31, 2023 and 2022.

Note 3—Equity

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

Warrants

Detailed below are outstanding warrants issued to the Company’s Chairman associated with the two loans made by the Chairman to the Company, which have subsequently been repaid. The exercise price and expiration of these warrants were amended on March 29, 2022. The warrants to purchase 98,336 shares had an original exercise price of $26.44 per share and were set to expire on March 30, 2022. The warrants to purchase 89,243 shares had an original exercise price of $42.02 per share. No additional compensation cost was incurred from the modification.

Number of Shares	Type of Share	Exercise Price	Expiration
98,336	Class B common stock	$1.94	August 21, 2023
89,243	Class B common stock	$1.94	August 21, 2023

Note 4—Stock Based Compensation

2019 Stock Option and Incentive Plan

On March 14, 2019, the Company’s Board of Directors adopted the 2019 IDW Stock Option and Incentive Plan (“2019 Incentive Plan”) to provide incentives to executive officers, employees, directors, and consultants of the Company and/or its subsidiaries. The Plan, including amendments approved through April 5, 2022, provides for the issuance of up to 2,550,000 shares of Class B Common stock. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on 3 years of continuous service and have 10-year contractual terms. As of January 31, 2023, 239,512 shares remained available to be awarded under the 2019 Incentive Plan.

The following table summarizes stock option activity during the three months ended January 31, 2023.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 31, 2022	996,357	$3.13	8.88	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled / Forfeited	-	-	-	-
Outstanding at January 31, 2023	996,357	$3.13	7.89	$-
Exercisable at January 31, 2023	339,796	$4.48	5.94	$-

At January 31, 2023, unamortized stock compensation for stock options was $806,000, with is expected to be recognized over the next 3 years.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at October 31, 2022	1,154,136	$1.93
Granted	48,283	1.17
Vested	(25,116)	1.48
Cancelled / Forfeited	-	-
Non-vested shares at January 31, 2023	1,177,303	$1.91

On November 16, 2022, 26,500 restricted shares of the Company’s Class B common stock were issued to non-employee consultants who perform services for the Company with a vesting period of 3 years.

On January 5, 2023, 21,783 restricted shares of the Company’s Class B common stock were issued to members of the Company’s Board of Directors which vested immediately upon grant.

At January 31, 2023, there was $1,806,000 of total unrecognized compensation cost related to non-vested restricted shares stock-based compensation arrangements, which is expected to be recognized over the next 4.25 years.

Non-cash compensation for stock options and restricted stock issued to employees and non-employees included in selling, general and administrative expenses was $248,000 and $144,000 during the three months ended January 31, 2023 and 2022, respectively.

Note 5—Business Segment Information

The Company has the following reportable business segments: IDWP, and IDWE.

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

Operating results and assets for the business segments of the Company are as follows:

(in thousands)	IDWP	IDWE(a)	IDWMH	Total
			(unallocated overhead)
Three months ended January 31, 2023
Revenues	$6,577	$16	$-	$6,593
(Loss) income from operations	(335)	(445)	(1,210)	(1,990)
Net (loss) income	(307)	(481)	(1,210)	(1,998)
Three months ended January 31, 2022
Revenues	$7,531	$4,318	$-	$11,849
Income (loss) from operations	512	1,970	(498)	1,984
Net income (loss)	512	1,985	(508)	1,989

(a)	IDWE includes Thought Bubble LLC and Word Balloon LLC which consist of only television costs.

Total Assets

At January 31, 2023 total assets were $14,019,000 at IDWP, $3,164,000 at IDWE, and $8,714,000 at IDWMH.

At October 31, 2022 total assets were $13,650,000 at IDWP, $3,663,000 at IDWE, and $10,628,000 at IDWMH.

Note 6—Trade Accounts Receivable, net and Deferred Revenue

Trade accounts receivable consists of the following:

(in thousands)	January 31, 2023	October 31, 2022
Trade accounts receivable	$5,750	$6,558
Less allowance for sales returns	(89)	(110)
Trade accounts receivable, net	$5,661	$6,448

Changes in deferred revenue consist of the following:

(in thousands)	Three months ended January 31, 2023
Beginning Balance at October 31, 2022	$-
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	-
Increases due to invoicing prior to satisfaction of performance obligations	42
Ending Balance at January 31, 2023	$42

Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria under ASC 606. Generally, the remaining performance obligations will be satisfied within twelve months after prepayment. During the three months ended January 31, 2023, significant changes in the deferred revenue balances were the result of net cash received related to executive producing fees for an IDWE project in production.

Note 7— Inventory

Inventory consists of the following:

(in thousands)	January 31, 2023	October 31, 2022
Work in progress	$518	$454
Finished goods	3,700	3,831
Total	$4,218	$4,285

Note 8—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	January 31, 2023	October 31, 2022
Royalties and deposits	$1,618	$1,242
Insurance	489	672
Games printing	-	104
Employer retention credit receivable (see Note 14)	-	436
Tradeshows	68	-
Other prepaids	220	260
Total	$2,395	$2,714

Note 9—Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	January 31, 2023	October 31, 2022
Equipment	$407	$521
Furniture and Fixtures	304	310
Leasehold improvements	198	169
Computer software	-	24
Total	909	1,024
Less accumulated depreciation	(222)	(299)
Property and equipment, net	$687	$725

Depreciation expense totaled $44,000 and $40,000 for the three months ended January 31, 2023 and 2022, respectively. During the three months ended January 31, 2023, the Company disposed of computers, computer software, furniture, and other equipment taken out of service, resulting in the removal of $157,000 from gross property and equipment and $121,000 from accumulated depreciation and a loss on the disposal of $36,000 recorded in other expenses in the condensed consolidated statement of operations.

Note 10—Intangible Assets, net

Intangible assets consist of the following:

(in thousands)	Amortization Period	January 31, 2023	October 31, 2022
Licensing contracts	7 years	$893	$893
Software	3-5 years	966	769
Total amortized intangible assets		1,859	1,662
Database development costs		68	235
Total in-process intangible assets		68	235
Less accumulated amortization		(1,196)	(1,038)
Intangible assets, net		$731	$859

Amortization expense totaled $158,000 and $43,000 for the three months ended January 31, 2023 and 2022, respectively.

Note 11—Television costs, net and Amortization

Television costs consist of the following:

(in thousands)	January 31, 2023	October 31, 2022
In production	$-	$-
In development	1,536	1,486
Total	$1,536	$1,486

	Three Months Ended January 31
(in thousands)	2023	2022
Television cost amortization	$(166)	$999
Total	$(166)	$999

During the three months ended January 31, 2023, the Company recouped $166,000 of costs previously expensed. Amortization expense for television costs is expected to be approximately $0 over the remaining nine months of fiscal 2023. As a result of management’s period assessment of in development projects, no write-offs were recorded during the three months ended January 31, 2023 or 2022.

Note 12—Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	January 31, 2023	October 31, 2022
Royalties	$418	$813
Residuals	101	65
Payroll, bonus, accrued vacation and payroll taxes	1,543	1,623
Executive producing fees	325	325
Printing	-	173
Other	323	354
Total	$2,710	$3,353

Note 13—Commitments and Contingencies

Lease Commitments

The Company has various lease agreements with remaining terms up to 4.5 years, including leases of office space and equipment. Some leases include options to purchase, terminate or extend for one or more years. These extension options are included in the lease term when it is reasonably certain that the option will be exercised.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 3.82 years, with a weighted-average discount rate of 5.73% as of January 31, 2023.

The Company recognized lease expense for its operating leases of $86,000 and $125,000 for the three months ended January 31, 2023 and 2022, respectively. The cash paid under operating leases was $84,000 and $157,000 for the three months ended January 31, 2023 and 2022, respectively.

At January 31, 2023, the Company had a right-of-use-asset related to operating leases of $2,028,000 and accumulated amortization related to operating leases of $940,000, both of which are included as a component of right-of-use assets. At October 31, 2022, the Company had a right-of-use-asset related to operating leases of $2,028,000 and accumulated amortization related to operating leases of $871,000.

As of January 31, 2023, future minimum lease payments required under operating leases are as follows:

Maturity of Lease Liability (in thousands)	Total
Fiscal years ending October 31:
Rest of 2023	$255
2024	342
2025	320
2026	191
Thereafter	146
Total minimum lease payments	1,254
Less: imputed interest	(133)
Present value of future minimum lease payments	$1,121

Gain Contingencies

On February 15, 2021, the Company consummated the sale of CTM Media Group (“CTM”) to an assignee of Howard S. Jonas, the Company’s Chairman. CTM was previously reported as a discontinued operation in the Company’s condensed consolidated financial statements. Per the sale agreement, the only remaining clause states that the Company is entitled to a contingent payment if CTM is sold within 36 months of the sale for more than $4.5 million.

Note 14—Employee Retention Credit

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

The Company qualifies for the tax credit under the CARES Act. During the fiscal year ended October 31, 2022, the Company recognized an ERC for qualified wages paid between January 1, 2021 and March 31, 2021 of $564,000 as an offset to payroll tax expenses within selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company received $128,000 of the refund in cash in the third quarter of fiscal 2022 and $436,000 in cash in the first quarter of fiscal 2023. As of January 31, 2023, the Company has a $0 receivable balance for unsettled ERCs.

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

Note 15—Subsequent events

The Company has evaluated subsequent events through March 15, 2023, the date on which the condensed consolidated financial statements were available to be issued. There were no material subsequent events that require recognition or additional disclosures in these condensed consolidated financial statements, except as follows:

On February 10, 2023, options to purchase 486,166 shares of Class B common stock were forfeited in connection with the termination of the employment of the Company’s Vice Chairman. The change will result in the reversal of $36,000 stock compensation recorded in selling, general, and administrative expenses in our condensed consolidated statement of operations during the second quarter of fiscal 2023. Additionally, $615,000 of unamortized stock compensation reported in Note 4 will not be recognized in future periods. The employee held 162,056 of vested stock options at the date of termination which will expire eighteen months following the termination date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the related notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on January 19, 2023 (the “2022 Form 10-K”).

As used below, unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” refer to IDW Media Holdings, Inc., a Delaware corporation, and our subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed in the 2022 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

OVERVIEW

We were incorporated in the State of Delaware in May 2009.

In 2009, IDT Corporation, our former parent corporation, completed a tax-free spinoff of the Company through a pro rata distribution of our common stock to IDT’s stockholders.

Our principal businesses include:

●	IDW Publishing (“IDWP”) creates comic books, graphic novels and digital content through its imprints IDW, Top Shelf Productions and Artist’s Editions; and

●	IDW Entertainment (“IDWE”) is a production company and studio that develops, produces and distributes content based on IDWP’s original, copyrighted intellectual property (“IP”), published in the form of comic books, graphic novels and any other forms of print publication, for a variety of formats including film and television.

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

COVID-19: Overview and Long Lasting Impacts

●	IDWP: Issues primarily related to the COVID-19 pandemic continue to impact international printing and shipping. Costs began to level off as of the end of fiscal 2022 and the strain on the logistics network is easing, but prices are still considerably higher than the pre-pandemic levels due changing macro-economic conditions such as inflation.

●	IDWE: Despite less impact from COVID-19 in recent periods, IDWE continues its program to develop, package and pitch from its library, adapting to a new marketplace that exists as a hybrid in office/remote model.

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

IDWP’s largest product group is the publication of comic book and trade paperback products. Its comics and graphic novels are primarily distributed through three channels: (i) to comic book specialty stores (the “direct market”); (ii) to traditional retail outlets, including bookstores and mass market stores, on a returnable basis (the “book market”); and (iii) to E-book distributors (“digital publishers”). IDWP’s publications are widely available digitally through popular distributors such as Comixology, Amazon, Apple iBooks, Google Play, Hoopla, Overdrive, and via IDWP’s own webstore at idwpublishing.com. Through the direct market and book market, IDWP, including its imprints sold over 3.9 million units in fiscal 2022 and is regularly recognized as one of the nation’s largest publishers in the comics & graphic novels category.

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

Penguin Random House (“PRH”) serves as the exclusive worldwide distributor for all IDWP products other than periodical comic books for the book market channel and since June 2022, as the exclusive worldwide multi-year sales and distributor for IDWP’s newly published and backlist comic book periodicals, trade collections, and graphic novels to the direct market comic shops.

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

IDWP’s revenues represented 99.8% and 63.6% of our consolidated revenues in the three months ended January 31, 2023 and 2022, respectively.

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

IDWE has developed and/or produced a number of series for television:

●	Locke & Key premiered on Netflix on February 7, 2020. The show is based on the critically acclaimed graphic novels of the same name of Joe Hill and Gabriel Rodriguez published by IDWP. Season two premiered October 22, 2021, landing in the Top 10 on Netflix’s global TV charts in over 81 countries, and season three premiered August 10, 2022 on Netflix.

●	Surfside Girls is based on the Top Shelf graphic novel of the same name and premiered on August 19, 2022 on Apple TV+. All ten episodes of the live action kids’ series premiered in over 80 countries worldwide on the Apple TV platform.

Some historical series include:

●	Wynonna Earp which aired four seasons on SyFy from 2016 to 2021. The show was created by Emily Andras and starred Melanie Scrofano and was based on the IDWP comics of Beau Smith of the same name. Cineflix Studios is the co-producer and global distributor for the series.

●

V Wars debuted on Netflix on December 5, 2019. The 10-episode vampire thriller stars Ian Somerhalder and was produced by High Park Entertainment. The series was based upon Jonathan Maberry’s IDWP comic book series of the same name. Some streaming rights reverted back to IDWE in 2022; as a result, we will be exploring opportunities to monetize the past season and potential opportunities to continue the story with a new partner.

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

On August 30, 2022, we announced our first 360-development deal with writing team Matt Silverstein and Dave Jeser for the development and production of the sci-fi comedy “Family Time” into a television series and original comic book property simultaneously.

On November 30, 2022, we announced six additional development deals with writing & producing talent, which included properties Bacchus, Dragon Puncher & Spoony, Korgi, Lodger, Relic of the Dragon and Satellite Falling. IDWE attached such talent as Will Davies (Lyle, Lyle, Crocodile), Holly Huckins (Recess, Angela Anaconda), Aury Wallington (Veronica Mars, Heroes, Gravity Falls), Max & Adam Reid (Aeon Flux), Patricia Riggen, Bryan Q. Miller (Shadowhunters), Will Pascoe (Orphan Black) and Jude Weng (Finding Ohana).

On February 14, 2023, we announced our second 360-development deal with Raffaella Delle Donne (Flesh & Blood), Marc Dey (Ninja Princess) and Tshepo Moche (Kiya & the Kimoja Heroes) called Team Spirit. IDWP will release an original graphic novel for kids while IDWE will develop an animated series for kids based on the property.

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

IDWE’s revenues represented 0.2% and 36.4% of our consolidated revenues in the three months ended January 31, 2023 and 2022, respectively.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets including intangible assets with finite useful lives and ultimate revenues for television costs. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the consolidated financial statements included in our 2022 Form 10-K.

Results of Operations

We evaluate the performance of our operating business segments based primarily on (loss) income from operations. Accordingly, the income and expense line items below loss from operations are only included in our discussion of the consolidated results of operations.

IDWP

(in thousands)			Change
Three months ended January 31,	2023	2022	$	%
Revenues	$6,577	$7,531	$(954)	(12.7)%
Direct cost of revenues	3,533	3,714	(181)	(4.9)%
Selling, general and administrative	3,200	3,233	(33)	(1.0)%
Depreciation and amortization	179	72	107	nm
(Loss) income from operations	$(335)	$512	$(847)	(165.4)%

nm—not meaningful

Revenues. Revenues decreased by $954,000 in the three months ended January 31, 2023, compared to the three months ended January 31, 2022, primarily due to a decrease in games revenue of $1,888,000 driven by fulfillment of the direct-to-consumer games campaign for Batman Adventures in the fiscal 2022 period, a decrease in direct market publishing revenue of $462,000, and decreases in direct-to-consumer revenue and other licensing and royalty revenue, partially offset by an increase in retailer exclusive revenue of $551,000 predominately related to Sonic the Hedgehog, an increase in book market publishing revenue of $734,000 driven by strong Teenage Mutant Ninja Turtles: The Last Ronin hard cover sales, a decrease in sales returns and discounts on book sales of $90,000, and an increase in digital sales of $52,000. Sales returns improved compared to the prior period due to targeted incentives with accounts to reduce return rates and localization of inventory management at Barnes & Noble.

Effective January 1, 2023, our licenses for Transformers and GI Joe titles have been terminated. While the cancellation of the licenses for Transformers and GI Joe are anticipated to decrease revenues by approximately $1.2 million in fiscal year 2023, IDWP plans to mitigate the loss of revenue by enhancing our other key licensed brands through new initiatives for Star Trek, Godzilla, Dungeons & Dragons, and My Little Pony and an expansion of Teenage Mutant Ninja Turtles: The Last Ronin. These efforts have begun to offset any material impacts and we expect to continue to substantially offset any material impact on our gross margin from the loss of the licensed titles.

Direct cost of revenues. IDWP’s direct cost of revenues decreased by $181,000 in the three months ended January 31, 2023, compared to the three months ended January 31, 2022, primarily due to a decrease in printing expenses and creative costs for IDW Games of $655,000 which corresponds to the decrease in revenue from games noted above and a decrease in royalty expenses of $209,000, partially offset by an increase in publishing printing costs of $599,000, and increases in publishing creative costs and digital and licensing costs. Royalty expense as a percentage of sales is dependent on product and title mix as different revenue streams and titles have different royalty rates.

Gross Margin. IDWP’s gross margin for the three months ended January 31, 2023 decreased to 46.3% compared to 50.7% for the three months ended January 31, 2022.

Selling, General and Administrative. IDWP’s selling, general and administrative expenses decreased slightly by $33,000 in the three months ended January 31, 2023, compared to the three months ended January 31, 2022, primarily due to decreases in overhead allocations of $309,000, shipping and direct-to-consumer costs of $212,000, and occupancy expenses, severance, and consulting expenses, partially offset by increases in salaries and benefits of $297,000, marketing expenses of $264,000, and IT costs related to the Company’s website for the focus on direct-to-consumer.

As a percentage of IDWP’s revenues, selling, general and administrative expenses in the three months ended January 31, 2023, was 48.7% compared to 42.9% in the three months ended January 31, 2022.

IDWE

(in thousands)			Change
Three months ended January 31,	2023	2022	$	%

Revenues	$16	$4,318	$(4,302)	(99.6)%
Direct cost of revenues	(85)	1,076	1,161	107.9%
Selling, general and administrative	540	1,263	(723)	(57.2)%
Depreciation and amortization	6	9	(3)	nm
(Loss) income from operations	$(445)	$1,970	$(2,415)	(122.6)%

nm—not meaningful

Revenues. IDWE revenues for the three months ended January 31, 2023 decreased by $4,302,000 compared to the three months ended January 31, 2022. Revenues in three months ended January 31, 2023 consisted of revenue from optioned projects and royalties of $16,000. In the three months ended January 31, 2022, revenues consisted of revenue recognized due to the full delivery of Locke & Key season two of $4,200,000 and the French-Canadian license received for V Wars of $118,000.

Direct costs of revenues. Direct cost of revenues consists primarily of the amortization of production costs that were capitalized during the production of the television episodes and direct costs related to revenue recognized during related periods.

Direct costs of revenues for the three months ended January 31, 2023 increased by $1,161,000 compared to the three months ended January 31, 2022. The amortized television costs for the three months ended January 31, 2023, included cost recoupment from Wynonna Earp of $166,000 and tax credits for V Wars of $7,000, offset by residuals of $88,000. The amortized television costs for the three months ended January 31, 2022, included costs related to delivered episodes from Locke & Key season two of $999,000 and cost refinement from October Faction and V Wars of $77,000.

Gross Margin. IDWE’s gross margin for the three months ended January 31, 2023 was 631.3% compared to 75.1% for the three months year ended January 31, 2022. These gross margin figures are aligned with the explanations provided for revenues and direct costs of revenues.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $723,000 during the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The decrease was driven by decreases in overhead allocation of $421,000, salary and benefits of $217,000, and travel expenses and non-cash compensation.

IDWE did not recognize meaningful revenue in the three months ended January 31, 2023. As a percentage of IDWE’s revenues, selling, general and administrative expenses in the three months ended January 31, 2022 was 29.2%.

IDWMH

(in thousands)			Change
Three months ended January 31,	2023	2022	$	%
Selling, general and administrative	$1,193	$496	$697	140.5%
Depreciation and amortization	17	2	15	nm
Loss from operations	$(1,210)	$(498)	$(712)	(143.0)%

nm—not meaningful

Selling, General and Administrative. Selling, general and administrative expenses increased by $697,000 during the three months ended January 31, 2023, compared to the three months ended January 31, 2022. The increase was driven by decreases in overhead allocation to operating segments of $730,000 and increases in non-cash compensation of $140,000 and travel expenses and accounting expenses, offset by decreases in salary and benefits of $105,000 and in shareholder relation expenses, marketing expenses, consulting expenses and legal expenses.

Consolidated Net (Loss) Income IDW Media Holdings, Inc.

(in thousands)			Change
Three months ended January 31,	2023	2022	$	%
(Loss) income from operations	$(1,990)	$1,984	$(3,974)	(200.3)%
Interest income (expense), net	28	(10)	38	380.0%
Other (expense) income, net	(36)	15	(51)	(340.0)%
Net (loss) income	$(1,998)	$1,989	$(3,987)	(200.5)%

(Loss) income from operations. Loss from operations was $1,990,000 in the three months ended January 31, 2023, compared to net income of $1,984,000 in the three months ended January 31, 2022, a decline in bottom line performance of $3,974,000, due to negative changes in operational performance from IDWE of $2,415,000 and IDWP of $847,000 and an increase in non-allocated corporate overhead of $712,000. These changes are described in the separate segment analyses above.

Interest income (expense), net. Interest income was $28,000 in the three months ended January 31, 2023 compared to interest expense of $10,000 in the three months ended January 31, 2022 due to interest income earned on the ERC cash received in the three months ended January 31, 2023.

Other (expense) income, net. Other expense was $36,000 in the three months ended January 31, 2023 compared to other income of $15,000 in the three months ended January 31, 2022, primarily due to the loss on the disposal of property and equipment in the three months ended January 31, 2023. Other income in the three months ended January 31, 2022 was primarily due to franchise tax refunds received.

Liquidity and Capital Resources

General

At January 31, 2023, we had cash and cash equivalents of $9,328,000 and working capital (current assets in excess of current liabilities) of $16,837,000.

We anticipate that our expected cash inflows from operations during the next twelve months together with our working capital, including the balance of cash and cash equivalents held as of January 31, 2023, will be sufficient to sustain our operations for at least the twelve months following the date of this report. The Company has a history of losses in many recent periods, and if we are unable to reverse those losses, the Company will need to raise additional funds in the medium term.

We satisfy our cash requirements primarily through cash provided by the Company’s operating and financing activities.

	Three months ended January 31,
(in thousands)	2023	2022
Cash flows used in:
Operating activities	$(614)	$(331)
Investing activities	(72)	(204)
Financing activities	-	-
Net decrease in cash and cash equivalents	$(686)	$(535)

Operating Activities

Cash flows used in operating activities was $614,000 for the three months ended January 31, 2023, compared to $331,000 the three months ended January 31, 2022. For the three months ended January 31, 2023, net use of cash was primarily a result of the net loss for the period of $1,998,000, adjusted for non-cash items included in the determination of net loss, offset by $982,000 cash inflow related to the effect of changes in operating assets and liabilities. For the three months ended January 31, 2022, the net use of cash was primarily a result of $3,667,000 of cash outflow related to the effect of changes in operating assets and liabilities, offset by a net income in the period of $1,989,000, adjusted for non-cash items included in the determination of net income. Cash flows generated at IDWE vary widely year to year due to timing of productions.

Investing Activities

Our capital expenditures were approximately $72,000 and $204,000 in the three months ended January 31, 2023, and 2022, respectively.

Financing Activities

The Company had no financing activating in the three months ended January 31, 2023 or 2022.

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

Changes in Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable decreased to approximately $5,661,000 at January 31, 2023, compared to $6,448,000 at October 31, 2022 principally due to changes in the accruals and collection of IDWE revenue, as well as the timing of receipts of payments of other receivable balances. The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 0% at January 31, 2023 and October 31, 2022, reflecting the Company’s collectible receivable experience.

Off- Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Cash Sources and Liquidity

The Company is using the net proceeds we received from the August 6, 2021 registered public offering of Class B common stock principally for the development of original IP and the purchase of associated publishing, media, and related rights. Funds are also used for marketing spend for our IP franchises, and additionally for technology investments and our website development. The Company also seeks to pursue potential investment and acquisition opportunities, should such opportunities arise.

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

The COVID-19 pandemic has had a negative impact on our business in past quarters with regard to issues related to increased costs of international printing and shipping. In the fiscal year 2022 through the first quarter of fiscal year 2023, our business as a whole has not suffered any material adverse consequences from the pandemic. The extent of the impact of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, and cash requirements may fluctuate based on the timing and extent of many factors discussed above.

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

Foreign Exchange Balances Held in CAD (in thousands)

	January 31, 2023	October 31, 2022
Cash and cash equivalents	$-	$170

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that, as of January 31, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A Risk Factors

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, except as follows:

The collapse of certain U.S. banks and potentially other financial institutions may have adverse impacts on certain of our vendors and customers or our ability to access payments from certain customers which could negatively impact our operations and financial condition.

On March 10, 2023, Silicon Valley Bank (“SVB”) was shut down, followed on March 11, 2023 by Signature Bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for those banks. Since that time, there have been reports of instability at other U.S. banks, including First Republic. The Company maintains an account at First Republic and certain customers make payments to the Company via that account, although the Company does not generally maintain significant deposits in that account beyond the short term.

If First Republic were to fail, we may not be able to access the payments made by those of our customers who make payments via that account on a timely basis, if at all.

Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, could include failures of other financial institutions to which we face direct or more significant exposure, and may lead to significant disruptions to our operations, financial position, and reputation.  The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified.  We are taking steps to identify any potential impact and minimize any disruptions to our operations.  However, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on U.S. financial institutions.

Item 1B. Unresolved Staff Comments.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDW Media Holdings, Inc.

Date: March 15, 2023	By:	/s/ Allan I. Grafman
	Name:	Allan I. Grafman
	Title:	Chief Executive Officer

Date: March 15, 2023	By:	/s/ Brooke T. Feinstein
	Name:	Brooke T. Feinstein
	Title:	Chief Financial Officer